Form 10-Q
period 2019-06-30
Kaleido Biosciences, Inc.
filed 2019-08-01
CIK 1751299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 31, 2019, there were 29,832,693 shares of registrant’s common shares outstanding.

FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q, we use the following defined terms.
“Clinical trials” is used to refer to clinical studies conducted in humans with our product candidates under an effective Investigational New Drug Application, or IND, in the United States or IND-equivalent in foreign jurisdictions.
“Non-IND human clinical studies” is used to refer to clinical studies conducted in humans with our product candidates under regulations supporting research with food (prior to electing whether to develop a product candidate as a drug or a non-drug, and prior to filing an IND in the United States or foreign equivalent for such a product candidate). We have determined that our initial product candidates are safe for non-IND human clinical studies based on initial safety assessments conducted by qualified experts from third-party scientific consulting organizations and because they are related to a class of compounds that is “Generally Recognized as Safe,” or GRAS, or are determined to be GRAS, based on their history of safe human exposure when utilized for particular uses as food substances. This regulatory class of food substances does not need to be evaluated by the U.S. Food and Drug Administration’s, or FDA’s, Office of Food Additive Safety prior to evaluations in humans in food studies. Our determination that our initial product candidates are safe for non-IND human clinical studies applies in the context of food, unless it is considered by the FDA or comparable foreign regulatory authority as acceptable to support an IND or foreign equivalent and future approval.
This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•
the success, cost and timing of our research and development activities, including statements regarding the timing of initiation and completion of non-IND human clinical studies or clinical trials and related preparatory work, and the period during which the results of the non-IND human clinical studies or clinical trials will become available;

•	our ability to advance any product candidate into or successfully complete any clinical trial or identify an alternative commercial pathway for such product candidate;

•	our ability or the potential to successfully manufacture our product candidates for non-IND human clinical studies, clinical trials or commercial use, if approved;

•
our ability to obtain funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved, and to further expand our propriety product platform;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the potential for our identified research priorities to advance our product candidates or allow us to identify new product candidates;

•
our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to commercialize our product candidates in light of the intellectual property rights of others;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory, commercialization, or other relevant expertise;

•	existing and future agreements with third parties in connection with the research and development or commercialization of our product candidates;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets either alone or in collaboration with others;

•	the rate and degree of market acceptance of our product candidates;

•	the success of competing therapies that are or become available;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform their obligations adequately;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of changes in existing laws and regulations or the adoption of new laws and regulations; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and other technologies.
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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30 2019	December 31 2018
Assets
Current assets:
Cash and cash equivalents	$99,958	$76,086
Prepaid expenses and other current assets	1,958	152
Due from related party	—	5
Total current assets	101,916	76,243
Property and equipment, net	5,896	4,693
Restricted cash	2,185	2,180
Deferred issuance costs	—	2,209
Total assets	$109,997	$85,325
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,046	$3,442
Accrued expenses and other current liabilities	6,352	7,859
Current portion of long term debt	1,250	—
Total current liabilities	11,648	11,301
Long term debt, net of unamortized debt discount	13,606	14,831
Restricted shares repurchase liability	94	720
Other liabilities	23	278
Warrant liability	—	1,213
Total liabilities	25,371	28,343
Redeemable convertible preferred stock, $0.001 par value, no shares and 37,171,832 shares authorized; no shares and 37,034,802 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	153,226
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, $0.001 par value, 10,000,000 and no shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common shares, $0.001 par value, 150,000,000 and 66,000,000 shares authorized; 29,829,037 and 6,115,535 shares issued; 29,786,850 and 5,786,911 shares outstanding at June 30, 2019 and December 31, 2018, respectively	30	6
Additional paid-in capital	235,682	9,978
Accumulated deficit	(151,086)	(106,228)
Total shareholders' equity (deficit)	84,626	(96,244)
Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$109,997	$85,325
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$18,775	$9,140	$33,957	$16,686
General and administrative	6,181	3,210	11,614	5,880
Total operating expenses	24,956	12,350	45,571	22,566
Loss from operations	(24,956)	(12,350)	(45,571)	(22,566)
Other (expense) income:
Interest income	584	271	991	341
Interest expense	(260)	(253)	(518)	(502)
Change in fair value of warrant liability	—	1	252	(349)
Other expense	(7)	(17)	(12)	(32)
Total other expense, net	317	2	713	(542)
Net loss	$(24,639)	$(12,348)	$(44,858)	$(23,108)
Net loss per share attributable to common shareholders—basic and diluted	$(0.83)	$(2.57)	$(2.10)	$(4.81)
Weighted-average common shares outstanding used in net loss per share attributable to common shareholders—basic and diluted	29,667,221	4,811,902	21,361,749	4,804,541
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	37,034,802	$153,226	5,786,911	$6	$9,978	$(106,228)	$(96,244)
Conversion of redeemable convertible preferred stock into common stock	(37,034,802)	(153,226)	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	871	—	871
Issuance of common stock, net of issuance costs of $8,411	—	—	5,000,000	5	66,584	—	66,589
Exercise of common stock warrant	—	—	51,015	—	—	—	—
Exercise of stock options	—	—	75,313	—	60	—	60
Stock-based compensation	—	—	—	—	2,528	—	2,528
Vesting of restricted shares	—	—	148,843	—	325	—	325
Net loss	—	—	—	—	—	(20,219)	(20,219)
Balance at March 31, 2019	—	$—	29,579,468	$30	$233,553	$(126,447)	$107,136
Issuance of common stock, net of issuance costs of $644	—	—	—	—	(644)	—	(644)
Exercise of stock options	—	—	69,788	—	72	—	72
Stock-based compensation	—	—	—	—	2,400	—	2,400
Vesting of restricted shares	—	—	137,594	—	301	—	301
Net loss	—	—	—	—	—	(24,639)	(24,639)
Balance at June 30, 2019	—	$—	29,786,850	$30	$235,682	$(151,086)	$84,626

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	26,927,398	$52,494	4,711,963	$5	$800	$(44,484)	$(43,679)
Issuance of Series C convertible preferred stock (net of issuance costs of $168)	7,116,414	70,925	—	—	—	—	—
Exercise of stock options	—	—	9,944	—	2	—	2
Stock-based compensation	—	—	—	—	234	—	234
Vesting of restricted shares	—	—	72,656	—	158	—	158
Net loss	—	—	—	—	—	(10,760)	(10,760)
Balance at March 31, 2018	34,043,812	$123,419	4,794,563	$5	$1,194	$(55,244)	$(54,045)
Issuance of Series C convertible preferred stock (net of issuance costs of $67)	2,990,990	29,813	—	—	—	—	—
Exercise of stock options	—	—	843	—	4	—	4
Stock-based compensation	—	—	—	—	503	—	503
Vesting of restricted shares	—	—	254,252	—	555	—	555
Net loss	—	—	—	—	—	(12,348)	(12348)
Balance at June 30, 2018	37,034,802	$153,232	5,049,658	$5	$2,256	$(67,592)	$(65,331)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(44,858)	$(23,108)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	624	335
Equity-based compensation	4,928	737
Non-cash interest expense	25	33
Change in fair value of warrant liability	(252)	349
Changes in:
Prepaid expenses and other assets	(1,801)	(217)
Accounts payable	123	1,647
Accrued expense and other liabilities	(1,250)	594
Net cash used in operating activities	(42,461)	(19,630)
Investing activities:
Purchase of property and equipment	(1,869)	(930)
Net cash and restricted cash used in investing activities	(1,869)	(930)
Financing activities:
Payments from issuance costs related to debt	—	(25)
Proceeds from preferred stock financing, net of issuance costs	—	100,738
Proceeds from exercise of stock options	132	6
Payments related to capital lease	(47)	(51)
Issuance of common stock, net of issuance costs	68,422	—
Settlement of derivative liability	(300)	—
Net cash provided by financing activities	68,207	100,668
Net increase in cash, cash equivalents, and restricted cash	23,877	80,108
Cash, cash equivalents, and restricted cash, beginning of period	78,266	28,677
Cash, cash equivalents, and restricted cash, end of period	$102,143	$108,785
Supplemental cash flow information
Interest paid	$493	$469
Supplemental disclosure of non-cash investing and financing activities
Vesting of restricted stock	$626	$713
Reclassification of warrants to additional paid-in capital	$871	$—
Derivative liability related to debt	$—	$15
Conversion of preferred stock to common stock upon closing of the initial public offering	$153,226	$—
Initial public offering costs incurred but unpaid at period end	$661	$—
Purchase of property and equipment in accounts payable and accrued expenses	$562	$84
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
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies (including ex-vivo assays), non-IND human clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and if applicable, its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to supply sufficient amounts of Microbiome Metabolic Therapies ("MMTs") at an acceptable quality level.
On March 4, 2019, the Company completed its initial public offering (the "IPO"), pursuant to which it issued and sold 5,000,000 shares of common stock. The aggregate net proceeds received by the Company from the IPO were $69,750, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $3,805, as of June 30, 2019. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 18,517,386 shares of common stock.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has financed its operations through private placements of its equity securities, borrowings of long-term debt and most recently, through a public offering. As of June 30, 2019, the Company had an accumulated deficit of $151,086. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents, including net proceeds it received from the completion of the IPO, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim consolidated financial statements.
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
All intercompany transactions and balances of the subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair representation of the results for the reported interim periods.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Prospectus. There have been no material changes to the significant accounting policies during the period ended June 30, 2019.

Accounting Pronouncements Issued and Not Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. The Company will use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating whether to early-adopt ASU 2016-02 and ASU No. 2018-11 and evaluating the impact that the adoption of ASU 2016-02 and ASU No. 2018-11 will have on its consolidated financial statements. The Company expects to recognize a significant lease obligation and right to use asset upon adoption.
3. Fair Value Measurements
The following tables set forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$98,275	—	—	$98,275
Total	$98,275	—	—	98,275

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$74,145	—	—	$74,145
Total	$74,145	—	—	$74,145

Liabilities:
Warrant liability	$—	—	1,213	$1,213
Derivative liability	—	—	210	$210
	$—	—	1,423	$1,423
The fair value of money market funds was measured by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.
The convertible preferred stock warrant liability consisted of the fair value of warrants to purchase Series A and Series B convertible preferred stock and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the convertible preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the convertible preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the convertible preferred stock warrants are recognized as other income (expense) in the consolidated statements of operations.
The quantitative elements associated with the Company’s Level 3 inputs that impact the fair value measurement of the convertible preferred stock warrant liability include the fair value per share of the underlying Series A and Series B convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred stock. The most significant assumption in the Black-Scholes option-pricing model that impacts the fair value of the convertible preferred stock warrants is the fair value of the Company’s convertible preferred stock as of each re-measurement date. The Company determines the fair value per share of the underlying convertible preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deems relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly-traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.
Upon the closing of the IPO, the warrants for the purchase of convertible preferred stock automatically became warrants for the purchase of common stock and the Company reclassified the carrying value of the warrants from a non-current liability to additional paid-in capital in its consolidated balance sheet.
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
4. Property and Equipment, net
Property and equipment consist of the following:

	As of
	June 30, 2019	December 31, 2018
Laboratory equipment	$4,153	$3,226
Office and computer equipment	1,407	1,337
Leasehold improvements	687	653
Construction in process	1,494	698
Property and equipment – at cost	7,741	5,914
Less accumulated depreciation and amortization	(1,845)	(1,221)
Property and equipment – net	$5,896	$4,693
Depreciation and amortization expense for the three and six months ended June 30, 2019 was $331 and $624, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2018 was $179 and $335, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2019	December 31, 2018
Payroll and benefits	$2,582	$3,297
Consulting service	392	243
Legal service	176	90
Research and development	2,490	3,718
Capital lease payable – short term	89	91
Other	623	420
	$6,352	$7,859
6. Debt Financing

The Company is party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company has borrowed an aggregate of $15,000. Borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the lender’s prime rate plus 1.00%, subject to a floor of 5.75%, and are repayable in monthly interest-only payments through April 2020 and in equal monthly payments of principal plus accrued interest from May 2020 until the maturity date in April 2022. As of June 30, 2019, the interest rate applicable to borrowings under the 2015 Credit Facility was 6.50%.
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
The scheduled principal maturity of the 2015 Credit Facility is $5,000 in 2020, $7,500 in 2021 and $2,500 in 2022.
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
Rent expense for the three and six months ended June 30, 2019 was $1,023 and $2,045, respectively. Rent expense for the three and six months ended June 30, 2018 was $239 and $484, respectively. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of June 30, 2019:

Year Ending December 31,
2019	$1,871
2020	5,757
2021	5,922
2022	6,100
2023	6,283
Thereafter	37,155
$63,088
8. Common stock
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
In March 2019, the Company filed an amended and restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock, $0.001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.001 par value per share. The shares of preferred stock are currently undesignated.
9. Stock-based compensation
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
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

	Six Months Ended June 30,
	2019	2018
Expected volatility	66.1%-75.9%	55%
Risk-free interest rate	1.82%-2.54%	2.75%
Expected term (in years)	6.00-6.25	5.81-6.60
Expected dividend yield	—%	—%

Stock Options Activity
A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	6,686,267	$7.50	9.2	68,167
Granted	552,350	14.64
Exercised	(145,101)	0.89
Canceled	(471,146)	7.17
Outstanding as of June 30, 2019	6,622,370	$8.26	8.8	28,276
Options exercisable as of June 30, 2019	911,448	$3.01	8.0	7,834
Options vested or expected to vest as of June 30, 2019	6,622,370	$8.26	8.8	28,276
The weighted-average grant date fair value of the options granted during the six months ended June 30, 2019 was $9.46 per share. As of June 30, 2019 there was $30,805 of unrecognized compensation expense, which the Company expects to recognize over the weighted-average remaining term of 2.84 years.
Restricted Common Stock
During the year ended December 31, 2017, the Company signed agreements with seven employees to early exercise stock options covering 1,295,699 shares to convert such options to restricted common stock prior to the vesting of the underlying shares of common stock. The vesting conditions did not change. The consideration received due to the early exercises from the seven employees was recorded as a restricted share repurchase liability. As of June 30, 2019 and December 31, 2018, the outstanding balance of the restricted share repurchase liability was $94 and $720, respectively.
The following table summarizes the Company’s restricted common stock activity for the six months ended June 30, 2019:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Issued and unvested as of January 1, 2019	328,624	$2.19
Vested	(286,437)
Issued and unvested as of June 30, 2019	42,187	$2.22
Stock- Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$808	$265	$1,681	$351
General and administrative	1,592	238	3,247	386
	$2,400	$503	$4,928	$737
10. Net Loss per Share
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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of June 30,
	2019	2018
Options to purchase common stock	6,622,370	3,952,028
Unvested restricted common stock	42,187	960,510
Convertible redeemable preferred stock (as converted to common stock)	—	18,517,386
Warrant to purchase redeemable convertible preferred stock (as converted to common stock)	—	68,514
	6,664,557	23,498,438
11. Related Party Transactions
The Company receives professional services from its principal investor, Flagship Pioneering, from time to time as needed. The Company reported general and administrative expense totaling $1 and $9 related to these services for the three and six months ended June 30, 2019, respectively. The Company reported general and administrative expense totaling $54 and $116 related to these services for the three and six months ended June 30, 2018, respectively.
12. Subsequent Events
As of August 1, 2019, the Company is not aware of any events that have occurred that have a material effect on the financial statements.

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

PROGRAM
Target
Mechanism of Action
Ex Vivo Screening
Ex Vivo Testing
Non-IND Human Clinical Studies[1]
Healthy Volunteers
Patients
IND[2]
Phase 1[3]
Phase 2
Phase 3
Hyperammonemia: Urea Cycle Disorders (KB195)
Ammonia
Hyperammonemia: Hepatic Encephalopathy (KB174 or KB195)
Ammonia
Infections Caused by Multi-Drug Resistant Bacteria (KB109)
MDR Pathogens
Atherosclerotic Cardiovascular Disease
TMA
Chronic Kidney Disease
Uremic Toxins
Mechanism of Action
Decrease Production of Metabolites
Advantage/Disadvantage Certain Species
Completed
In Progress
Not Required

Note(s):

1. In our non-IND human clinical studies, we evaluate the safety, tolerability and markers of effect of our MMT candidates in human subjects.
2. For MMT candidates pursuing a drug development pathway an IND will be filed; for those that we elect to continue on a non-drug development pathway, INDs will not be required.
3. Based on feedback from the FDA and clearance of our IND for KB195 in UCD, we believe we may be able to advance other MMT candidates directly into Phase 2.

Since our inception in 2015, we have devoted substantially all of our resources to building our proprietary product platform, developing our pipeline of MMT candidates, building our intellectual property portfolio and process development and manufacturing function, business planning, raising capital and providing general and administrative support for these operations. To date, we have primarily financed our operations through public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt.
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

•	seek regulatory approvals for any product candidates for therapeutic indications that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval or identify alternate commercial pathways for such products; and

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
As of June 30, 2019, we had $99,958 in cash and cash equivalents and an accumulated deficit of $151,086. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt obligations through the next 12 months from the issuance date of the interim condensed consolidated financial statements. See “Liquidity and capital resources.”

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

Results of Operations
Comparison of Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change
	2019	2018
		(in thousands)
Operating expenses:
Research and development	$18,775	$9,140	$9,635
General and administrative	6,181	3,210	2,971
Total operating expenses	24,956	12,350	12,606
Loss from operations	(24,956)	(12,350)	(12,606)
Other income (expense)
Interest income	584	271	313
Interest expense	(260)	(253)	(7)
Change in fair value of warrant liability	—	1	(1)
Other expense	(7)	(17)	10
Total other expense, net	317	2	315
Net loss	$(24,639)	$(12,348)	$(12,291)
Research and Development Expenses

	Three Months Ended June 30,		Change
	2019	2018
		(in thousands)
Direct research and development expense for KB195 program	$4,845	$715	$4,130
Platform development, early-stage research and unallocated expenses:
Personnel-related	5,662	4,694	968
Stock-based compensation expense	808	265	543
External manufacturing and research	4,298	1,789	2,509
Laboratory supplies and research materials	360	352	8
Professional and consulting fees	1,042	213	829
Facility-related and other	1,760	1,112	648
Total research and development expenses	$18,775	$9,140	$9,635
Research and development expenses were $18,775 for the three months ended June 30, 2019, compared to $9,140 for the three months ended June 30, 2018. The increase in direct costs related to our KB195 program of $4,130 was primarily due to continued costs incurred with external CROs and external CMOs associated with our preclinical and clinical development activities of KB195 for hyperammonemia. The increase in personnel-related costs of $968 and stock-based compensation expense of $543 was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $2,509 was primarily due to an increase in production of study material used in preclinical studies, non-IND human clinical studies and clinical trials, as well as increased clinical and preclinical CRO activities. The increase in professional and consulting fees of $829 was primarily due to higher consulting fees within our regulatory affairs, quality, and clinical development functions as our pipeline programs have continued to advance. The increase in facility-related and other expenses of $648 was primarily due to increased rent associated with our new corporate headquarters in Lexington, MA.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
		(in thousands)
Personnel-related	$3,038	$1,848	$1,190
Stock-based compensation expense	1,593	238	1,355
Professional and consulting fees	1,170	811	359
Facility-related and other	380	313	67
Total general and administrative expenses	$6,181	$3,210	$2,971
General and administrative expenses for the three months ended June 30, 2019 were $6,181, compared to $3,210 for the three months ended June 30, 2018. The increase in personnel-related costs of $1,190 was primarily due to the hiring of additional personnel in our general and administrative functions to continue to support the organization, including requirements related to being a public company. The increase in stock-based compensation expense of $1,355 was primarily due to the modification of the vesting provision of stock options granted to certain executives. The increase in professional and consulting fees of $359 was primarily due to legal costs incurred in connection with maintaining and registering worldwide patents and an increase in costs related to being a public company. The increase in facility-related and other expenses of $67 was primarily due to increased facility operating costs that were attributed to general and administrative functions.
Interest Income
Interest income for the three months ended June 30, 2019 was $584 due to interest earned on invested cash balances.
Interest expense
Interest expense for the three months ended June 30, 2019 was $260, compared to $253 for the three months ended June 30, 2018. The interest expense is primarily related to interest paid on our term loan.
Change in fair value of warrant liability
The change in the fair value of our convertible preferred stock warrant liability for the three months ended June 30, 2018 was due to the change in the value of our convertible preferred stock prior to the warrant becoming a warrant for common stock upon the closing of our IPO.
Other expense
Other expense for the three months ended June 30, 2019 and 2018 were primarily due to foreign exchange costs associated with invoices with currencies outside of the U.S. dollar.
Comparison of Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Change
	2019	2018
		(in thousands)
Operating expenses:
Research and development	$33,957	$16,686	$17,271
General and administrative	11,614	5,880	5,734
Total operating expenses	45,571	22,566	23,005
Loss from operations	(45,571)	(22,566)	(23,005)
Other income (expense)
Interest income	991	341	650
Interest expense	(518)	(502)	(16)
Change in fair value of warrant liability	252	(349)	601
Other expense	(12)	(32)	20
Total other expense, net	713	(542)	1,255
Net loss	$(44,858)	$(23,108)	$(21,750)

Research and Development Expenses

	Six Months Ended June 30,		Change
	2019	2018
		(in thousands)
Direct research and development expense for KB195 program	$6,413	$2,331	$4,082
Platform development, early-stage research and unallocated expenses:
Personnel-related	11,787	8,245	3,542
Stock-based compensation expense	1,681	351	1,330
External manufacturing and research	8,197	2,841	5,356
Laboratory supplies and research materials	813	721	92
Professional and consulting fees	1,756	397	1,359
Facility-related and other	3,310	1,800	1,510
Total research and development expenses	$33,957	$16,686	$17,271
Research and development expenses were $33,957 for the six months ended June 30, 2019, compared to $16,686 for the six months ended June 30, 2018. The increase in direct costs related to our KB195 program of $4,082 was primarily due to continued costs incurred with external CROs, external CMOs, and IND-enablement costs associated with our preclinical and clinical development activities of KB195 for hyperammonemia. The increase in personnel-related costs of $3,542 and stock-based compensation expense of $1,330 was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $5,356 was primarily due to an increase in production of study material used in preclinical studies, non-IND human clinical studies and clinical trials, as well as increased clinical and preclinical CRO activities. The increase in professional and consulting fees of $1,359 was primarily due to higher consulting fees within our regulatory affairs, quality, and clinical development functions as our pipeline programs have continued to advance. The increase in facility-related and other expenses of $1,510 was primarily due to increased depreciation expense for our lab equipment and leasehold improvements and increased rent associated with our new corporate headquarters in Lexington, MA.
General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
		(in thousands)
Personnel-related	$5,549	$3,255	$2,294
Stock-based compensation expense	3,247	386	2,861
Professional and consulting fees	2,349	1,653	696
Facility-related and other	469	586	(117)
Total general and administrative expenses	$11,614	$5,880	$5,734
General and administrative expenses for the six months ended June 30, 2019 were $11,614, compared to $5,880 for the six months ended June 30, 2018. The increase in personnel-related costs of $2,294 was primarily due to the hiring of additional personnel in our general and administrative functions to continue to support the organization, including requirements related to being a public company. The increase in stock-based compensation expense of $2,861 was primarily due to the modification of the vesting provision of stock options granted to certain executives. The increase in professional and consulting fees of $696 was primarily due to legal costs incurred in connection with maintaining and registering worldwide patents and an increase in costs related to being a public company. The decrease in facility-related and other expenses of $117 was primarily due to decreased facility operating costs that were attributed to general and administrative functions.
Interest Income
Interest income for the six months ended June 30, 2019 was $991, compared to $341 for the six months ended June 30, 2018. The increase in interest income was due to interest earned on invested cash balances.
Interest expense
Interest expense for the six months ended June 30, 2019 was $518, compared to $502 for the six months ended June 30, 2018. The interest expense is primarily related to interest paid on our term loan.

Change in fair value of warrant liability
The change in the fair value of our convertible preferred stock warrant liability was due to the change in the value of our convertible preferred stock prior to the warrant becoming a warrant for common stock upon the closing of our IPO.
Other expense
Other expense for the six months ended June 30, 2019 was primarily due to the to the increase in fair value of the derivative liability related to the success fee included in our loan agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of June 30, 2019, $15,000 remained outstanding and no amounts were available for borrowing under the loan and security agreement. As of June 30, 2019, we had cash and cash equivalents of $99,958. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69,750, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $3,805.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018

	(in thousands)
Net cash used in operating activities	$(42,461)	$(19,630)
Net cash used in investing activities	(1,869)	(930)
Net cash provided by financing activities	68,207	100,668
Net increase in cash, cash equivalents and restricted cash	$23,877	$80,108
Net Cash Used in Operating Activities
During the six months ended June 30, 2019, operating activities used $42,461 of cash, due to our net loss of $44,858, partially offset by non-cash charges of $5,325 and net cash used by changes in our operating assets and liabilities of $2,928. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1,801 decrease in prepaid expenses and other assets and a $1,127 decrease in accounts payable and accrued expenses.
During the six months ended June 30, 2018, operating activities used $19,630 of cash, due to our net loss of $23,108, partially offset by non-cash charges of $1,454 and net cash provided by changes in our operating assets and liabilities of $2,024. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1,647 increase in accounts payable and a $217 decrease in prepaid expenses and other assets.
Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.
Net Cash Used in Investing Activities
During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $1,869 and $930, respectively, due to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $68,207, consisting primarily of proceeds from our IPO in March 2019, partially offset by payment of IPO costs and $300 in the settlement of our derivative liability.
During the six months ended June 30, 2018, net cash provided by financing activities was $100,668, consisting primarily of $100,738 in proceeds from the sale of our convertible preferred stock.
Loan and security agreement

As of June 30, 2019, we had borrowed an aggregate of $15,000 under a loan and security agreement and no amounts remained available for borrowing. The outstanding borrowings of $15,000 bear interest at a rate equal to the greater of (i) 1.00% above the Prime Rate in effect or (ii) 5.25%, which is payable monthly. As of June 30, 2019, the interest rate in effect was 6.50%. Any principal outstanding is payable in 24 equal monthly installments plus any accrued interest, beginning on May 13, 2020. We may prepay all, but not less than all of the term loan at any time. All balances once repaid may not be borrowed again and the term loan matures on April 13, 2022.
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
We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments

During the three months ended June 30, 2019, there were no material changes to our contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.
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
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Interest rate risk
As of June 30, 2019, we had cash and cash equivalents of $99,958, which consisted of cash and money market funds. Interest income is impacted by changes in the general level of interest rates; however, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents.
As of June 30, 2019, we had $15,000 of borrowings outstanding under the loan and security agreement. Commencing in June 2018, outstanding borrowings bear interest at a variable rate equal to the greater of (i) 1.00% above the Prime Rate in effect or (ii) 5.25%. An immediate 10% change in the Prime Rate would not have had a material impact on our debt-related obligations, financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not hedge any foreign currency risks.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, as necessary, and become commercially viable. Our lead product candidates are currently in clinical development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the year ended December 31, 2018 and the six months ended June 30, 2019, we reported net losses of $61,744 and $44,858, respectively. As of June 30, 2019, we had an accumulated deficit of $151,086. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies, non-IND human clinical studies and clinical trials of our current and future product candidates, to validate the manufacturing process and establish specifications for our product candidates, to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of June 30, 2019, we had $99,958 of cash and cash equivalents on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations into the second half of 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

•	the cost of responding to or defending against product liability consumer class actions or regulatory enforcement actions;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us, our product candidates or our proprietary product platform;

•	the effect of competing technological and market developments;

•	the cost and timing of establishing, expanding and scaling manufacturing capabilities; and

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
We are early in our efforts to develop product candidates for therapeutic indications. Similarly, we have not selected a product candidate to develop as a non-drug product such as a food or medical food. We were formed in 2015, have no products approved for commercial sale or marketed via other regulatory pathways (e.g., non-drug products) and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.
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
All of our initial product candidates for which we make a drug development path decision, including any targeting urea cycle disorders, or UCD, and hepatic encephalopathy, or HE, will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a therapeutic product commercially.
For any product candidate that we choose to develop as a drug product candidate, our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates as a drug targeting UCD or HE. We have filed an Investigational New Drug Application, or IND with the FDA, for our initial therapeutic product candidate, which has cleared and allows for the commencement of a Phase 2 clinical trial for UCD. Similar clinical trial applications are being filed in countries outside the US, including in Europe, as we include clinical sites in those countries. However, our clinical trials may experience preliminary complications in trial execution, such as complexities surrounding regulatory clearance of our clinical trial applications, the need for additional preclinical data to support allowance for those applications, the need for additional preclinical data to support authorization to proceed under those applications, trial design and establishing trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues.
Our planned Phase 2 clinical trial is intended to allow us to evaluate the efficacy of KB195 in reducing ammonia in UCD patients. In compliance with FDA regulations, the clinical trial will initially enroll only adults. We hope that the data from the trial will support the inclusion of pediatric patients as soon as possible, as UCD primarily affects pediatric patients. We expect this will also be acceptable to regulatory authorities outside of the United States where we plan to conduct the trial. However, trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies can be difficult to recruit for and many sites are largely ill-equipped to manage pediatric subjects for the requisite daily time period to ensure adherence to the schedule of a clinical trial, which in turn can limit site availability, therein driving cost. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, could require us to abandon one or more clinical trials altogether, could impact our ability to raise additional capital and could delay or prevent our ability to obtain necessary regulatory approvals for any drug product candidate. In addition, because UCD primarily affects pediatric patients, if we are unable to obtain regulatory approval for KB195 for an indication including pediatric patients, the commercial prospects or viability for our product candidate could be materially harmed, even if we obtain regulatory approval for an indication including adult patients.
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
Successful development of product candidates is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	preclinical or non-IND human clinical study results may show our product candidates to be less effective than desired or to have harmful or problematic side effects or toxicities;

•
clinical trial results may show our therapeutic product candidates to be less effective than expected or desired (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

•
failure to execute the non-IND human clinical studies or clinical trials caused by slow enrollment in non-IND human clinical studies and clinical trials, patients dropping out of clinical trials or volunteers dropping out of non-IND human clinical studies, length of time to achieve clinical trial endpoints, additional time requirements for data analysis, inability to validate the manufacturing process or to achieve cGMP compliance for our product candidates or inability to identify a suitable bioanalytical assay method agreeable to our regulators;

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
To obtain the requisite regulatory approvals to commercialize any product candidates for therapeutic uses, we must demonstrate through extensive preclinical studies, non-IND human clinical studies and clinical trials that our product candidates are safe and effective in humans for their intended use. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies, non-IND human clinical studies and early clinical trials may not be predictive of the success of later preclinical studies, non-IND human clinical studies and clinical trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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

•
regulators or institutional review boards, or IRBs, or ethics committees, or ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
clinical trials of any product candidates may fail to show safety, potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

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

•	the cost of preclinical studies, non-IND human clinical studies and clinical trials of any product candidates may be more than we anticipate or more than our available financial resources;

•
the supply or quality of our product candidates or other materials necessary to conduct non-IND human clinical studies and clinical trials of our product candidates may be insufficient or inadequate and may not achieve compliance with applicable cGMPs;

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate non-IND human clinical studies and clinical trials, or reports may arise from preclinical or clinical testing of our product candidates that raise safety or efficacy concerns about our product candidates;

•
preclinical studies, non-IND human clinical studies or clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

•
the FDA or other regulatory authorities may disagree with the design, implementation or results of our non-IND human clinical studies or clinical trials or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a preclinical study, non-IND human clinical study or clinical trial is suspended or terminated for any reason. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates for therapeutic indications. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our preclinical studies, non-IND human clinical studies or clinical trials. For example, we may utilize an “open-label” trial design for some of our future clinical trials. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The opportunity for bias in clinical trials as a result of open-label design may not be adequately handled and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications.
Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies, non-IND human clinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical studies, non-IND, or ex-US equivalent,human clinical studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.
Our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies, non-INDhuman clinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
Before obtaining regulatory approvals for the commercial sale of any products for therapeutic indications, we must demonstrate through lengthy, complex and expensive preclinical studies, non-IND human clinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The results of preclinical studies, non-IND human clinical studies as well as early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such clinical trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. We believe that our product candidates for therapeutic indications will be well tolerated by participants in our clinical trials, but we are not certain that we will be able to dose trial participants at a high enough dose that will demonstrate efficacy without unacceptable safety risk. Our product candidates are expected to have limited systemic exposure after oral administration but if the product candidates we use in our clinical trials are absorbed by the body, participants may suffer adverse effects. There is also a concern that the microbiome could re-configure itself in such a way as to cause a limited time window of effectiveness and tolerability of our product candidates or unanticipated short or long-term effects.
Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the healthcare industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier clinical trials. Most product candidates that commence clinical trials are never approved as products for therapeutic indications and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development or commercialization of any of our product candidates.
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
Positive results from early preclinical studies human clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies human clinical studies and any future non-IND clinical trials of our product candidates for therapeutic indications. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future non-IND human clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates
Any positive results from our preclinical studies, non-IND human clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies, non-IND human clinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future non-IND human clinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies, non-IND human clinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies, non IND human clinical studies or clinical trial results.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies, non-IND human clinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies, non-IND human clinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.
If we encounter difficulties enrolling patients in our non-IND human clinical studies or clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our non-IND human clinical studies and clinical trials for a variety of reasons. The timely completion of non-IND human clinical studies or clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the non-IND human clinical study or clinical trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

•	the severity of the disease or condition under investigation for product candidates developed as therapeutics;

•	the patient eligibility and exclusion criteria defined in the protocol;

•	the size of the study patient population required for analysis of the primary endpoint(s) of the non-IND human clinical study or clinical trial;

•	the proximity of patients to study sites;

•	the design of the clinical study or trial;

•	our ability to recruit investigators with the appropriate competencies and experience;

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

•
our ability to obtain and maintain patient consents; and the risk that patients enrolled in non-IND human clinical studies or clinical trials will drop out of the non-IND human clinical studies or clinical trials before completion.

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
From time to time, once we commence conducting non-IND human clinical studies or clinical trials, we may publish interim top-line or preliminary data from our non-IND human clinical studies and clinical trials. Interim data from these non-IND human clinical studies and clinical trials that we may complete are subject to the risk that one or more of the outcomes may materially change as preclinical studies complete, patient enrollment continues, and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
We face an inherent risk of product liability as a result of testing our product candidates in non-IND human clinical studies and clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during non-IND human clinical studies, clinical trials, manufacturing, marketing or sale. Any such product liability claims may include, but are not limited to, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring a product candidate to the market;

•	decreased demand for our products;

•	damage to our reputation;

•	withdrawal of non-IND human clinical study or clinical trial participants and patients and inability to enroll future participants or continue non-IND human clinical studies or clinical trials;

•	initiation of investigations by regulators;

•	costs to defend the related litigation or implement corrective actions;

•	diversion of management’s time and our resources;

•	substantial monetary awards to participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate via any regulatory pathway; and

•	decline in our share price.
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
Our projections of both the non-drug and drug market sizes we may target and number of people who have the diseases or conditions we target, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases or regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population for product candidates we decide to develop as drug product candidates. The number of individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates that we decide to develop as drugs may be limited or may not be amenable to treatment with our product candidates. For instance, we estimate that there are approximately 3,000 patients with UCD in the United States and over 500,000 patients that suffer from some form of HE in the United States, not all of whom have been diagnosed. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications or expanding the target market size for non-drug products.
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
We are developing our proprietary product platform to systematically direct functional outputs of the microbiome organ. However, our proprietary product platform has not yet, and may never lead to, FDA approved or commercialized products. We are developing our initial product candidates and additional product candidates that we intend to use in a number of areas of health and disease, including diabetes, obesity, cancer, neurology, autoimmunity and liver and kidney function. We may have problems applying our technologies to these other areas, and our product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex proprietary compounds, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies, non-IND human clinical studies and clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities, if necessary;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;

•	supplying sufficient quantities of our products at appropriate quality levels;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;

•	acceptance of our products, if and when approved, by patients, consumers, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;

•	protecting our rights in our intellectual property portfolio;

•	operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;

•	maintaining a continued acceptable safety profile of the products following approval or commercialization; and

•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.
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
If any product candidate we develop receives marketing approval as a therapeutic, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, consumers and others in the medical community. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy, safety and potential advantages compared to alternative treatments;

•	the labeled uses or limitations for use, including age limitations or contraindications, for our product candidates compared to alternative treatments;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	public perception of new therapies and non-therapeutic products, including our MMTs;

•	the strength of marketing and distribution support;

•	the ability to offer our products, if approved, for sale at competitive prices;

•	the ability to obtain sufficient third-party insurance coverage and adequate reimbursement; and

•	the prevalence and severity of any side effects.
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
There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas. The sale, marketing and distribution of our product candidates will be subject to extensive government regulation and if we fail to comply with such regulations, we may be subject to regulatory action, third-party claims or other potential liability.
The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of products which act on the microbiome, which may be difficult to predict.
The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products and product candidates, such as MMTs. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in non-IND human clinical studies or clinical trials of MMT products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of MMTs as drugs in the European Union and member state regulatory bodies govern the development of MMTs under food regulations and may issue new guidelines concerning the development and marketing authorization for MMT products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected, delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.
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
As of December 31, 2018, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $90.7 million and $88.6 million, respectively. NOLs for U.S. federal and state tax purposes generated before 2018 of $38.8 million and $37.7 million, respectively, will begin expiring in varying amounts in 2035 unless utilized. NOLs for U.S. federal and state tax purposes generated in 2018 of $51.8 million and $50.9 million, respectively, will be carried forward indefinitely but may be used to offset up to 80% of our taxable income in each future taxable year. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $3.0 million and $1.5 million respectively, both of which expire at various dates through 2038. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk Factors—Risks Related to Our Business, Technology and Industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, NOLs generated after December 31, 2017 will not be subject to expiration.
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
As of June 30, 2019, we had cash and cash equivalents of approximately $99,958. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
We are very early in our development efforts and we have invested substantially all of our efforts and financial resources in the identification and early clinical development of MMT candidates, including the development of our initial product candidates. To date, we have not elected a product candidate to develop and market as a conventional food or medical food and may never do so. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including, but not limited to, the following:

•	successful completion of preclinical studies, non-IND human clinical studies and, where applicable, clinical trials;

•	clearance of INDs for our planned clinical trials or future clinical trials for therapeutic indications;

•	successful enrollment in, and completion of, non-IND human clinical studies and clinical trials;

•	receipt of regulatory approvals from applicable regulatory authorities for therapeutic product candidates;

•	establishing cGMP-compliant clinical supply and commercial manufacturing operations or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•	supplying sufficient quantities of our products at appropriate quality levels;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launching commercial sales of our product candidates, if and when approved or allowed for marketing, whether alone or in collaboration with others;

•	acceptance of our therapeutic product candidates, if and when approved, by patients, the medical community and third-party payors or any non-therapeutic product by consumers;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•	enforcing and defending intellectual property rights and claims;

•	the marketing of our products; and

•	maintaining a continued acceptable safety profile of the product candidates following approval or commercialization.
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
Regulatory requirements for development of our MMT candidates as drugs and non-drugs are uncertain and evolving. Changes in these laws, including our ability to conduct non-IND human clinical studies, or the current interpretation or application of these laws would have a significant adverse impact on our ability to develop and commercialize our products.
In the United States, under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, any substance that is reasonably expected to become a component of food is considered to be a food additive, and therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. We believe that our initial product candidates are safe for non-IND human clinical studies, based on initial safety assessments conducted by third-party qualified experts and because they are related to a class of compounds that is Generally Recognized as Safe, or GRAS, based on their history of safe human exposure, when utilized for particular uses as food substances. As a result, we believe we may use our product candidates to conduct non-IND human clinical studies in order to evaluate safety, tolerability and biomarkers for non-drug applications in advance of deciding whether or not to file an IND. The FDA may determine that our MMT candidates are not governed by food regulations and therefore may classify any product candidates as being ineligible for use in human clinical studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
The FDA may determine that our product candidates cannot be marketed as or do not meet the regulatory requirements for marketing or testing as conventional foods or medical foods. The FDA may not agree the products meet the medical food definition or the agency may take the position that we failed to satisfy the premarket authorization requirements for GRAS ingredients or new dietary ingredients. Moreover, if we choose to study a product under an IND before the product candidate has been marketed as a food, the first to market provisions of Section 301(ll) could prevent us from marketing the product as a food if we are unable to secure FDA approval as a new drug. Any delay in the regulatory consultation process, or a determination that any of our drug or food product candidates do not meet the regulatory requirements of the FDA, including any applicable GRAS requirements, could subject the company to regulatory enforcement action, cause a delay in the commercialization of our product candidates, which may lead to reduced acceptance by the public or others, and/or may result in some or all of our products may be deemed adulterated or misbranded in violation of the FD&C Act, any or all of which may lead to reduced acceptance by the public or others for any products we are able to commercialize and could materially adversely affect our business.

The FDA may determine that the only pathway for conducting human clinical studies is under an IND. Any such determination could prevent our reliance on existing regulatory frameworks to conduct non-IND human clinical studies for other product candidates and could significantly increase the cost of and delay the commercialization of our product candidates for therapeutic applications. If the FDA were to disagree with our determination that we may conduct non-IND human clinical studies in advance of filing an IND, they could ask us to halt any clinical trials we have commenced. Should we choose to commercialize our food products, whether as conventional foods or medical foods, and if the FDA determines our product candidates fall outside the food regulations, we may be subject to regulatory enforcement action and the agency could ask us to stop selling, withdraw, recall, re-label or repackage any products we have commercialized as foods or non-drug products from the market. In addition, if new safety issues are raised by non-IND human clinical studies in advance of deciding whether to file an IND that suggest safety concerns for all of our product candidates, then FDA could ask us to modify approved labeling for or withdraw from the market any previously approved products for therapeutic uses or products being commercialized for other non-drug uses. A decision by the FDA that we cannot conduct non-IND human clinical studies in advance of filing an IND would significantly impact our current business model and we may incur significant expense and operational difficulties.
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
These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include, but are not limited to, changes in:

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

Our product candidates are in preclinical stages, and their risk of failure is high. To proceed with our development plans and ultimately commercialization, we may be required to conduct preclinical, non-IND, or non-US equivalent, human clinical studies or clinical trials. For therapeutic applications, the FDA or non-US regulatory authorities may require additional extensive preclinical studies. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, including the design, dose level, and dose regimen, or if the outcome of our preclinical testing and studies will ultimately support the further development of our clinical programs for therapeutic indications. As a result, we cannot be sure that we will be able to submit INDs or similar applications in the case of product candidates for which we pursue a drug pathway or comply with any other regulatory requirements where necessary for commercialization and marketing of drugs or non-drug products on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin, be completed or have their data used to support commercialization and required regulatory approvals. We also cannot be certain if our testing and studies will provide support for the further development of product candidates as non-drug products or support for any associated product claims made, and, as a result, we cannot be sure that we will be able to successfully pursue alternative regulatory pathways to commercialization as non-drug product for some or all of our product candidates.
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
Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or non-IND, or non-US equivalent, human clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical studies or trials and could result in a more restrictive clinical label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for our product candidates for therapeutic indications. Results of our clinical studies or trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical studies or trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Additionally, our regulators could require significant modifications or amendments to ongoing clinical studies or trials that limit the available study population or lead to withdrawal of participation by already enrolled subjects. Any study-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the study or trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Further, clinical studies or trials by their nature utilize a sample of the potential study population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of subjects exposed to the product candidate. If our product candidates receive marketing approval for therapeutic indications and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

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
Breakthrough Therapy Designation, Fast Track Designation or Rare Pediatric Disease Designation by the FDA, and equivalents granted by other regulatory authorities, even if granted for any of our product candidates developed for therapeutic indications, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in any jurisdiction.
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
Even if we receive regulatory approval of any product candidates for therapeutic indications, or commercialize our product candidates as non-drug products, we will be subject to ongoing regulatory compliance obligations or continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved or commercialized, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
If any of our product candidates are developed as drug product candidates and approved for therapeutic indications or are commercialized as non-drug products, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, quality, safety, sale, marketing, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy or other post-market information. Such requirements may be imposed as federal and state requirements in the United States and or by comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP requirements as applicable to drugs and non-drug products and GCP requirements for any clinical trials that we conduct post-approval, if applicable.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, if applicable, or other marketing application or submission, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
The regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling or packaging changes based on the use of improper product claims or new safety or other information, where applicable, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. With respect to products developed as therapeutics, any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates that we decide to develop as therapeutics, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates as a drug for therapeutic uses, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.
The FDA or other regulatory authorities may take regulatory enforcement or other legal action or, in the case of drugs, may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in potential consequences, including among other things:

•
in the case of product candidates that we decide to develop as therapeutics, revisions to the approved labeling to add new safety information and required regulatory submissions; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program;

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

•	re-labeling or re-packaging;

•	fines, warning or untitled enforcement letters or holds on clinical trials;

•	in the case of therapeutics, refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Therapeutics may be promoted only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses for drugs and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. Non-drug products are prohibited by FDA from making any claims, whether express or implied, that the product is intended to ‘‘diagnose, mitigate, treat, cure or prevent disease,’’ and doing so may subject a non-drug product to classification as a drug product and regulatory enforcement action. If the FDA or other regulatory agency determines that any of our product candidates make impermissible claims, we may be subject to any of the aforementioned consequences or other legal challenges that may have an adverse effect on the company’s business and operations.

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, where applicable, and commercialization, and continued commercialization, of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained for any drugs, or may no longer be able to market or sell products we develop as non-drug products, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these executive actions, including any executive orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, where applicable, our ability to continue to market and sell our products, and we may not achieve or sustain profitability.
Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance requirements, where applicable, can also result in significant financial penalties.
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
Competitors may infringe our patents, or we may be required to defend against claims of infringement. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e), or may refuse to stop the other party from using the technology at issue on the grounds that our owned patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned patents at risk of being invalidated or interpreted narrowly. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
The facilities used to manufacture our product candidates that we develop as therapeutic product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Additionally, any facilities used for the manufacture of product candidates commercialized for non-therapeutic uses will be subject to registration with and inspection by the FDA and foreign regulatory authorities. We do not currently control all aspects of the manufacturing process of, and are currently largely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If and when our manufacturing facility becomes operational, we will be responsible for compliance with cGMP requirements. If we or our contract manufacturers cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
The manufacturing process for any products that we may develop for therapeutic indications is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need, where applicable, or be able to commercialize such products. Even if we obtain regulatory approval for any of our product candidates for therapeutic indications, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on February 28, 2019, our stock price has traded at prices as low as $7.06 per share and as high as $19.00 per share through July 31, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
The lock-up agreements that we entered into with our directors, officers and substantially all of our stockholders in connection with the IPO will expire 180 days from the date of the IPO, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters in their sole discretion. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of June 30, 2019, up to an additional 24,829,037 shares of common stock will be eligible for sale in the public market. Approximately 76.2% of these additional shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
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
The holders of 22,058,869 shares of our common stock as of June 30, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
We received aggregate gross proceeds from our IPO of $75.0 million, or aggregate net proceeds of $66.0 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of June 30, 2019, we have used $27.1 million of the net proceeds from the IPO, consisting of $26.2 million used in operations and $0.9 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in the Prospectus.
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

KALEIDO BIOSCIENCES, INC.
Date: August 1, 2019	By:	/s/ Alison Lawton
Alison Lawton
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)