Form 10-Q
period 2019-09-30
Kaleido Biosciences, Inc.
filed 2019-10-30
CIK 1751299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-38822
_____________________
KALEIDO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware			47-3048279
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

65 Hayden Avenue	Lexington	MA	02421
(Address of principal executive offices)			(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of October 29, 2019, there were 30,062,545 shares of registrant’s common shares outstanding.

FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q, we use the following defined terms.

We utilize our human-centric discovery and development platform to study Microbiome Metabolic Therapies, or MMTs, in microbiome samples in an ex vivo setting, followed by advancing MMT candidates rapidly into clinical studies in healthy subjects and patients. “Clinical studies” are conducted under regulations supporting research with food, evaluating safety, tolerability and potential markers of effect. For MMT candidates that are further developed as therapeutics, we conduct clinical trials under an Investigational New Drug, or IND, or comparable foreign regulatory equivalents outside the U.S., and in Phase 2 or later development.
This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:
•the success, cost and timing of our research and development activities, including statements regarding the timing of initiation and completion of clinical studies or clinical trials and related preparatory work, and the period during which the results of the clinical studies or clinical trials will become available;
•our ability to advance any product candidate into or successfully complete any clinical trial or identify an alternative commercial pathway for such product candidate;
•our ability or the potential to successfully manufacture our product candidates for clinical studies, clinical trials or commercial use, if approved;
•our ability to obtain funding for our operations, when needed, including funding necessary to complete further development and commercialization of our product candidates, if approved, and to further expand our propriety product platform;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•the potential for our identified research priorities to advance our product candidates or allow us to identify new product candidates;
•our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•our ability to commercialize our product candidates in light of the intellectual property rights of others;
•our plans to research, develop and commercialize our product candidates;
•our ability to attract collaborators with development, regulatory, commercialization, or other relevant expertise;
•existing and future agreements with third parties in connection with the research and development or commercialization of our product candidates;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets either alone or in collaboration with others;
•the rate and degree of market acceptance of our product candidates;
•the success of competing therapies that are or become available;
•regulatory developments in the United States and foreign countries;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform their obligations adequately;
•our ability to attract and retain key scientific or management personnel;
•the impact of changes in existing laws and regulations or the adoption of new laws and regulations; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and other technologies.
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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30 2019	December 31 2018
Assets
Current assets:
Cash and cash equivalents	$81,272	$76,086
Prepaid expenses and other current assets	1,942	157
Total current assets	83,214	76,243
Property and equipment, net	5,811	4,693
Restricted cash	2,187	2,180
Deferred issuance costs	—	2,209
Total assets	$91,212	$85,325
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,657	$3,442
Accrued expenses and other current liabilities	8,599	7,859
Total current liabilities	10,256	11,301
Long term debt, net of unamortized debt discount	14,868	14,831
Restricted shares repurchase liability	48	720
Other liabilities	—	278
Warrant liability	—	1,213
Total liabilities	25,172	28,343
Redeemable convertible preferred stock, $0.001 par value, no shares and 37,171,832 shares authorized; no shares and 37,034,802 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	153,226
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, $0.001 par value, 10,000,000 and no shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common shares, $0.001 par value, 150,000,000 and 66,000,000 shares authorized; 30,077,386 and 6,115,535 shares issued; 30,055,668 and 5,786,911 shares outstanding at September 30, 2019 and December 31, 2018, respectively	30	6
Additional paid-in capital	239,057	9,978
Accumulated deficit	(173,047)	(106,228)
Total shareholders' equity (deficit)	66,040	(96,244)
Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$91,212	$85,325
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
2

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$16,188	$10,168	$50,145	$26,854
General and administrative	5,930	7,144	17,544	13,024
Total operating expenses	22,118	17,312	67,689	39,878
Loss from operations	(22,118)	(17,312)	(67,689)	(39,878)
Other (expense) income:
Interest income	429	375	1,419	716
Interest expense	(258)	(243)	(776)	(745)
Change in fair value of warrant liability	—	(56)	252	(405)
Other expense	(14)	(170)	(25)	(202)
Total other expense, net	157	(94)	870	(636)
Net loss	$(21,961)	$(17,406)	$(66,819)	$(40,514)
Net loss per share —basic and diluted	$(0.74)	$(3.38)	$(2.76)	$(8.22)
Weighted-average common shares outstanding used in net loss per share —basic and diluted	29,856,233	5,146,301	24,224,359	4,931,183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	37,034,802	$153,226	5,786,911	$6	$9,978	$(106,228)	$(96,244)
Conversion of redeemable convertible preferred stock into common stock	(37,034,802)	(153,226)	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	871	—	871
Issuance of common stock, net of issuance costs of $8,411	—	—	5,000,000	5	66,584	—	66,589
Exercise of common stock warrant	—	—	51,015	—	—	—	—
Exercise of stock options	—	—	75,313	—	60	—	60
Stock-based compensation	—	—	—	—	2,528	—	2,528
Vesting of restricted shares	—	—	148,843	—	325	—	325
Net loss	—	—	—	—	—	(20,219)	(20,219)
Balance at March 31, 2019	—	$—	29,579,468	$30	$233,553	$(126,447)	$107,136
Issuance of common stock, net of issuance costs of $644	—	—	—	—	(644)	—	(644)
Exercise of stock options	—	—	69,788	—	72	—	72
Stock-based compensation	—	—	—	—	2,400	—	2,400
Vesting of restricted shares	—	—	137,594	—	301	—	301
Net loss	—	—	—	—	—	(24,639)	(24,639)
Balance at June 30, 2019	—	$—	29,786,850	$30	$235,682	$(151,086)	$84,626
Issuance of common stock, net of issuance costs of $644		—	—	—		—	—
Exercise of stock options	—	—	248,349	—	420	—	420
Stock-based compensation	—	—	—	—	2,909	—	2,909
Vesting of restricted shares	—	—	20,469	—	46	—	46
Net loss	—	—	—	—	—	(21,961)	(21,961)
Balance at Balance at September 30, 2019	—	$—	30,055,668	$30	$239,057	$(173,047)	$66,040

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	26,927,398	$52,494	4,711,963	$5	$800	$(44,484)	$(43,679)
Issuance of Series C convertible preferred stock (net of issuance costs of $168)	7,116,414	70,925	—	—	—	—	—
Exercise of stock options	—	—	9,944	—	2	—	2
Stock-based compensation	—	—	—	—	234	—	234
Vesting of restricted shares	—	—	72,656	—	158	—	158
Net loss	—	—	—	—	—	(10,760)	(10,760)
Balance at March 31, 2018	34,043,812	$123,419	4,794,563	$5	$1,194	$(55,244)	$(54,045)
Issuance of Series C convertible preferred stock (net of issuance costs of $67)	2,990,990	29,813	—	—	—	—	—
Exercise of stock options	—	—	843	—	4	—	4
Stock-based compensation	—	—	—	—	503	—	503
Vesting of restricted shares	—	—	254,252	—	555	—	555
Net loss	—	—	—	—	—	(12,348)	(12348)
Balance at June 30, 2018	37,034,802	$153,232	5,049,658	$5	$2,256	$(67,592)	$(65,331)
Issuance of Series C convertible preferred stock (net of issuance costs of $67)	—	—	—	—	—	—	—
Exercise of stock options	—	—	94,686	—	84	—	84
Stock-based compensation	—	—	—	—	3,822	—	3,822
Vesting of restricted shares	—	—	371,380	1	808	—	809
Net loss	—	—	—	—	—	(17,406)	(17,406)
Balance at September 30, 2018	37,034,802	$153,232	5,515,724	$6	$6,970	$(84,998)	$(78,022)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(66,819)	$(40,514)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	964	529
Equity-based compensation	7,837	4,559
Non-cash interest expense	37	45
Change in fair value of warrant liability	(252)	555
Changes in:
Prepaid expenses and other assets	(1,660)	(470)
Accounts payable	(1,137)	827
Accrued expense and other liabilities	881	2,306
Net cash used in operating activities	(60,149)	(32,163)
Investing activities:
Purchase of property and equipment	(2,588)	(1,943)
Net cash and restricted cash used in investing activities	(2,588)	(1,943)
Financing activities:
Payments for deferred issuance costs	—	(457)
Payments from issuance costs related to debt	—	(25)
Proceeds from preferred stock financing, net of issuance costs	—	100,730
Proceeds from exercise of stock options	538	90
Payments related to capital lease	(69)	(78)
Issuance of common stock, net of issuance costs	67,761	—
Settlement of derivative liability	(300)	—
Net cash provided by financing activities	67,930	100,260
Net increase in cash, cash equivalents, and restricted cash	5,193	66,154
Cash, cash equivalents, and restricted cash, beginning of period	78,266	28,677
Cash, cash equivalents, and restricted cash, end of period	$83,459	$94,831
Supplemental cash flow information
Interest paid	$739	$700
Supplemental disclosure of non-cash investing and financing activities
Vesting of restricted stock	$672	$1,522
Reclassification of warrants to additional paid-in capital	$871	$—
Derivative liability related to debt	$—	$15
Conversion of preferred stock to common stock upon closing of the initial public offering	$153,226	$—
Initial public offering costs incurred but unpaid at period end	$—	$1,000
Purchase of property and equipment in accounts payable and accrued expenses	$99	$54
Settlement from Exercise of Stock Options	$14	$—
Other Assets, non-cash	$112	$—
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
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies (including ex-vivo assays), clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and if applicable, its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to supply sufficient amounts of Microbiome Metabolic Therapies ("MMTs") at an acceptable quality level.
On March 4, 2019, the Company completed its initial public offering (the "IPO"), pursuant to which it issued and sold 5,000,000 shares of common stock. The aggregate net proceeds received by the Company from the IPO were $69,750, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which totaled $3,805. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 18,517,386 shares of common stock.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has financed its operations through private placements of its equity securities, borrowings of long-term debt and most recently, through a public offering. As of September 30, 2019, the Company had an accumulated deficit of $173,047. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the consolidated financial statements, the Company expects that its cash and cash equivalents, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim consolidated financial statements. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Prospectus. There have been no material changes to the significant accounting policies during the period ended September 30, 2019.
Accounting Pronouncements Issued and Not Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. The Company will use a modified retrospective approach of adoption for leases. The Company will adopt this standard on January 1, 2020 and is currently evaluating the impact that the adoption of ASU 2016-02 and ASU No. 2018-11 will have on its consolidated financial statements. The Company expects to recognize a significant lease obligation and right to use asset upon adoption.
3. Fair Value Measurements
The following tables set forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurement as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$80,724	—	—	$80,724
Total	$80,724	—	—	80,724

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$74,145	—	—	$74,145
Total	$74,145	—	—	$74,145

Liabilities:
Warrant liability	$—	—	1,213	$1,213
Derivative liability	—	—	210	$210
	$—	—	1,423	$1,423
The fair value of money market funds was measured by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.
The convertible preferred stock warrant liability consisted of the fair value of warrants to purchase Series A and Series B convertible preferred stock and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the convertible preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the convertible preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the convertible preferred stock warrants were recognized as other income (expense) in the consolidated statements of operations.
The quantitative elements associated with the Company’s Level 3 inputs that impact the fair value measurement of the convertible preferred stock warrant liability included the fair value per share of the underlying Series A and Series B convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred stock. The most significant assumption in the Black-Scholes option-pricing model that impacts the fair value of the convertible preferred stock warrants was the fair value of the Company’s convertible preferred stock as of each re-measurement date. The Company determined the fair value per share of the underlying convertible preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the

Company deems relevant. The Company historically has been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly-traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.
Upon the closing of the IPO, the warrants for the purchase of convertible preferred stock automatically became warrants for the purchase of common stock and the Company reclassified the carrying value of the warrants from a liability to additional paid-in capital in the consolidated balance sheet. The warrants were subsequently exercised.
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
4. Property and Equipment, net
Property and equipment consist of the following:

	As of
	September 30, 2019	December 31, 2018
Laboratory equipment	$4,263	$3,226
Office and computer equipment	1,418	1,337
Leasehold improvements	687	653
Construction in process	1,629	698
Property and equipment – at cost	7,997	5,914
Less accumulated depreciation and amortization	(2,186)	(1,221)
Property and equipment – net	5,811	$4,693
Depreciation and amortization expense for the three and nine months ended September 30, 2019 was $340 and $964, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $194 and $529, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Payroll and benefits	$3,021	$3,297
Consulting service	472	243
Legal service	80	90
Research and development	4,258	3,718
Capital lease payable – short term	90	91
Other	678	420
	$8,599	$7,859

6. Debt Financing
The Company is party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company has borrowed an aggregate of $15,000. Borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the lender’s prime rate plus 1.00%, subject to a floor of 5.75%, and are repayable in monthly interest-only payments through April 2020 and in equal monthly payments of principal plus accrued interest from May 2020 until the maturity date in April 2022. As of September 30, 2019, the interest rate applicable to borrowings under the 2015 Credit Facility was 6.50%.
Borrowings under the 2015 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the 2015 Credit Facility; however, the Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the 2015 Credit Facility is subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.
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

7. Commitments and contingencies
Facilities Leases
Lexington, MA Lease
In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional premises (the “Expansion Premises”) comprised of 54,468 square feet of space on the second floor of the building. Under the terms of the option, the Company will not gain access to the additional space until December 1, 2019 at the earliest.
Rent expense for the three and nine months ended September 30, 2019 was $1,023 and $3,068, respectively. Rent expense for the three and nine months ended September 30, 2018 was $299 and $783, respectively. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of September 30, 2019:

Year Ending December 31,
2019	$943
2020	5,757
2021	5,922
2022	6,100
2023	6,283
Thereafter	37,155
$62,160

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
The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

Nine Months Ended September 30,
	2019	2018
Expected volatility	66.1%-83%	50%-55%
Risk-free interest rate	1.41%-2.54%	2.75%-2.82%
Expected term (in years)	6.0-6.25	5.81-6.60
Expected dividend yield	—%	—%
Stock Options Activity
A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	6,686,267	$7.50	9.2	68,167
Granted	1,186,107	10.91
Exercised	(400,518)	1.38
Canceled	(543,842)	7.17
Outstanding as of September 30, 2019	6,928,014	$8.47	8.7
Options exercisable as of September 30, 2019	1,416,811		8.1
Options vested or expected to vest as of September 30, 2019	6,928,014		8.7
The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2019 was $6.99 per share. As of September 30, 2019 there was $29,297 of unrecognized compensation expense, which the Company expects to recognize over the weighted-average remaining term of 2.78 years.
Restricted Common Stock
During the year ended December 31, 2017, the Company signed agreements with seven employees to early exercise stock options covering 1,295,699 shares to convert such options to restricted common stock prior to the vesting of the underlying shares of common stock. The vesting conditions did not change. The consideration received due to the early exercises from the seven employees was recorded as a restricted share repurchase liability. As of September 30, 2019 and December 31, 2018, the outstanding balance of the restricted share repurchase liability was $48 and $720, respectively.
The following table summarizes the Company’s restricted common stock activity for the nine months ended September 30, 2019:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Issued and unvested as of January 1, 2019	328,624	$2.19
Vested	(306,906)
Issued and unvested as of September 30, 2019	21,718	$2.22
Stock- Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$929	$311	$2,610	$662
General and administrative	1,980	3,511	5,227	3,897
	$2,909	$3,822	$7,837	$4,559

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
The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of September 30,
	2019	2018
Options to purchase common stock	6,928,014	5,954,355
Unvested restricted common stock	21,718	589,135
Convertible redeemable preferred stock (as converted to common stock)	—	18,517,386
Warrant to purchase redeemable convertible preferred stock (as converted to common stock)	—	68,514
	6,949,732	25,129,390

11. Related Party Transactions
The Company receives professional services from its principal investor, Flagship Pioneering, from time to time as needed. The Company reported general and administrative expense totaling $0 and $9 related to these services for the three and nine months ended September 30, 2019, respectively. The Company reported general and administrative expense totaling $38 and $154 related to these services for the three and nine months ended September 30, 2018, respectively.
12. Subsequent Events

2019 Credit Facility
On October 28, 2019, the Company entered into a loan and security agreement (the “2019 Credit Facility”) with JPMorgan Chase Bank, N.A. ("JPM") pursuant to which JPM agreed to make term loans in an aggregate principal amount of $15,000, fully funded upon closing. Borrowings under the Loan Agreement are collateralized by substantially all of the Company's personal property, excluding intellectual property.

Interest on the outstanding loan balance will accrue at a variable annual rate equal to the greater of (i) 30 day LIBOR plus 2.75% and (ii) the prime rate plus 0.25%. The Company is required to make interest-only payments on the loans on a monthly basis through April 2021. Subsequent to the interest only periods, the Company is required to make equal monthly payments of principal plus interest until the loan matures in October 2023. The Company incurred fees associated with establishing the facility of $75. The Company has an option to prepay the loan in whole, subject to a prepayment fee of 2% in year one, 1% in year two and no fee after year two. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. The Company is subject to a financial covenant whereby they maintain a minimum of 3 months liquidity at all times, measured on trailing 3 months cash burn.

The Company used the proceeds to prepay all amounts outstanding under the 2015 Credit Facility on October 28, 2019. Contemporaneous with the closing described above, the Company's $15,000 loan balance outstanding under the existing 2015 Credit Facility was repaid in full.

Organizational Changes
On October 30, 2019, we announced a reduction in force affecting approximately 25% of our employees in order to focus resources on our pipeline programs, enhance operational efficiencies and extend our cash runway. The reduction in force will result in a one-time severance charge of $1,171, which will be recorded during the three months ended December 31, 2019.

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
Overview
We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on leveraging the potential of the microbiome organ to treat disease and improve human health. We have built a human-centric proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates into clinical studies under regulations supporting research with food. Our product candidates are Microbiome Metabolic Therapies, or MMTs, which are designed to modulate the metabolic output and profile of the microbiome by driving the function and distribution of the organ’s existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.
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
Human Clinical Studies[1]
Healthy Volunteers
Patients
IND [2]
Phase 1[3]
Phase 2
Phase 3
Hyperammonemia: Urea Cycle Disorders (KB195)
Ammonia
Hyperammonemia: Hepatic Encephalopathy (KB174 or KB195)
Ammonia
Infections Caused by Multi-Drug Resistant Bacteria (KB109)
MDR Pathogens
Cardiometabolic and Liver Diseases
TMA/Others
Immuno-oncology
Tumor Response

Mechanism of Action
Decrease Production of Metabolites
Advantage/Disadvantage Certain Species
Increase Production of Metabolites
Completed
In Progress
Not Required

Note(s):

1. Our human clinical studies of our MMT candidates are conducted under regulations supporting research with food, evaluating safety, tolerability and potential markers of effect in human subjects.
2. For MMT candidates pursuing a drug development pathway, an IND or regulatory equivalent outside the U.S. will be filed; for those that we elect to continue on a non-drug development pathway, INDs or regulatory equivalent outside the U.S. will not be required.
3. Based on feedback from the FDA and clearance of our IND for KB195 in UCD, we believe we may be able to advance other MMT candidates directly into Phase 2/3.

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
We have incurred significant net losses since inception and expect to continue to incur net operating losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•conduct preclinical studies, clinical studies and clinical trials for our product candidates;
•advance the development of our product candidate pipeline;
•continue to discover and develop additional product candidates;
•continue to build out our proprietary product platform and to increase its throughput for the discovery and nomination of product candidates;
•develop, acquire or in-license other product candidates and technologies;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, scientific and commercial personnel;
•expand manufacturing capabilities, including in-house and third-party commercial manufacturing, through the purchase, renovation, customization and operation of a manufacturing facility and securing supply chain capacity sufficient to provide clinical study and clinical trial materials and commercial quantities of any product candidates which we may commercialize;
•seek regulatory approvals for any product candidates for therapeutic indications that successfully complete clinical trials;
•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval or identify alternate commercial pathways for such products; and
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company.
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
As of September 30, 2019, we had $81,272 in cash and cash equivalents and an accumulated deficit of $173,047. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt obligations into Q4 2020. See “Liquidity and capital resources.”

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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:
•development and operation of our proprietary product platform;
•employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
•the cost of laboratory supplies and acquiring, developing and manufacturing products for use in our preclinical studies, clinical studies and clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations, or CMOs;
•facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance; and
•costs related to compliance with regulatory requirements.
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
Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:
•the timing and progress of preclinical and clinical development activities;
•the number and scope of programs we decide to pursue and their regulatory paths to market;
•raising additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
•the progress of the development efforts of parties with whom we have entered into and may enter into collaboration arrangements;
•our ability to maintain our current research and development programs and to establish new ones;
•our ability to maintain existing and establish new licensing or collaboration arrangements;

•the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration or any comparable foreign regulatory authority;
•the receipt and related terms of regulatory approvals from applicable regulatory authorities for any product candidates for therapeutic indications;
•the availability of specialty raw materials for use in production of our product candidates;
•establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved or commercialized on an alternate regulatory pathway;
•meeting demand in a timely fashion with sufficient supply at appropriate quality levels;
•our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•our ability to protect our rights in our intellectual property portfolio;
•the commercialization of our product candidates, if and when approved if approval to market is required;
•obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•the acceptance of our product candidates, if commercialized, by patients, consumers, the medical community and third-party payors;
•competition with other products; and
•a continued acceptable safety profile of our therapies following commercialization.
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

Results of Operations
Comparison of Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Operating expenses:
Research and development	$16,188	$10,168	$6,020
General and administrative	$5,930	7,144	(1,214)
Total operating expenses	22,118	17,312	4,806
Loss from operations	(22,118)	(17,312)	(4,806)
Other income (expense)
Interest income	429	375	54
Interest expense	(258)	(243)	(15)
Change in fair value of warrant liability	—	(56)	56
Other expense	(14)	(170)	156
Total other expense, net	157	(94)	251
Net loss	(21,961)	$(17,406)	$(4,555)
Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Direct research and development expense for KB195 program	$3,290	$1,652	$1,638
Platform development, early-stage research and unallocated expenses:
Personnel-related	$5,436	4,362	1,074
Stock-based compensation expense	$929	311	618
External manufacturing and research	$3,562	1,388	2,174
Laboratory supplies and research materials	$351	246	105
Professional and consulting fees	$848	413	435
Facility-related and other	$1,772	1,796	(24)
Total research and development expenses	$16,188	$10,168	$6,020
The increase in direct costs related to our KB195 program of $1,638 was primarily due to increased costs incurred with external CROs and external CMOs associated with our preclinical and clinical development activities of KB195 for hyperammonemia. The increase in personnel-related costs of $1,074 and stock-based compensation expense of $618 was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $2,174 was primarily due to an increase in production of study material used in preclinical studies, clinical studies and clinical trials, as well as increased clinical and preclinical CRO activities. The increase in professional and consulting fees of $435 was primarily due to higher consulting fees within our regulatory affairs, quality, and clinical development functions as our pipeline programs have continued to advance.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Personnel-related	$1,900	$2,679	$(779)
Stock-based compensation expense	1,980	3,511	(1,531)
Professional and consulting fees	1,024	1,104	(80)
Facility-related and other	1,026	(150)	1,176
Total general and administrative expenses	$5,930	$7,144	$(1,214)
The decrease in personnel-related costs of $779 was primarily due to the alignment of incentives with company and shareholders. The decrease in stock-based compensation expense of $1,531 was primarily due to the modification of the vesting provision of stock options granted to certain executives that was recognized in the third quarter of 2018. The increase in facility-related and other expenses of $1,176 was primarily due to increased facility operating costs that were attributed to general and administrative functions.
Interest Income
Interest income for the three months ended September 30, 2019 was $429 and for the three months ended September 30, 2018 was $375 due to interest earned on invested cash balances.
Interest expense
Interest expense for the three months ended September 30, 2019 was $258, compared to $243 for the three months ended September 30, 2018. The interest expense is related to interest paid on our term loan.
Change in fair value of warrant liability
The change in the fair value of our convertible preferred stock warrant liability for the three months ended September 30, 2019 was due to the change in the value of our convertible preferred stock prior to the warrant becoming a warrant for common stock upon the closing of our IPO.
Other expense
Other expense for the three months ended September 30, 2019 and 2018 were primarily due to foreign exchange costs associated with invoices with currencies outside of the U.S. dollar.
Comparison of Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Operating expenses:
Research and development	$50,145	$26,854	$23,291
General and administrative	17,544	13,024	4,520
Total operating expenses	67,689	39,878	27,811
Loss from operations	(67,689)	(39,878)	(27,811)
Other income (expense)
Interest income	1,419	716	703
Interest expense	(776)	(745)	(31)
Change in fair value of warrant liability	252	(405)	657
Other expense	(25)	(202)	177
Total other expense, net	870	(636)	1,506
Net loss	$(66,819)	$(40,514)	$(26,305)
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2019	2018
		(in thousands)
Direct research and development expense for KB195 program	$9,702	$3,983	$5,719
Platform development, early-stage research and unallocated expenses:
Personnel-related	17,223	12,607	4,616
Stock-based compensation expense	2,610	662	1,948
External manufacturing and research	11,759	4,229	7,530
Laboratory supplies and research materials	1,164	967	197
Professional and consulting fees	2,605	810	1,795
Facility-related and other	5,082	3,596	1,486
Total research and development expenses	$50,145	$26,854	$23,291
The increase in direct costs related to our KB195 program of $5,719 was primarily due to continued costs incurred with external CROs, external CMOs, and IND-enablement costs associated with our preclinical and clinical development activities of KB195 for hyperammonemia. The increase in personnel-related costs of $4,616 and stock-based compensation expense of $1,948 was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $7,530 was primarily due to an increase in production of study material used in preclinical studies, clinical studies and clinical trials, as well as increased clinical and preclinical CRO activities. The increase in professional and consulting fees of $1,795 was primarily due to higher consulting fees within our regulatory affairs, quality, and clinical development functions as our pipeline programs have continued to advance. The increase in facility-related and other expenses of $1,486 was primarily due to increased depreciation expense for our lab equipment and leasehold improvements and increased rent associated with our new corporate headquarters in Lexington, MA.
General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Personnel-related	$6,469	$5,934	$535
Stock-based compensation expense	5,227	3,897	1,330
Professional and consulting fees	2,800	2,757	43
Facility-related and other	3,048	436	2,612
Total general and administrative expenses	$17,544	$13,024	$4,520
The increase in personnel-related costs of $535 was primarily due to the hiring of additional personnel in our general and administrative functions to continue to support the organization, including requirements related to being a public company. The increase in stock-based compensation expense of $1,330 was primarily due to the modification of the vesting provision of stock options granted to certain executives which resulted in an increased quarterly stock compensation expense beginning in Q3 2018. The increase in professional and consulting fees of $43 was primarily due to legal costs incurred in connection with maintaining and registering worldwide patents and an increase in costs related to being a public company. The increase in facility-related and other expenses of $2,612 was primarily due to increased facility operating costs that were attributed to general and administrative functions.
Interest Income
Interest income for the nine months ended September 30, 2019 was $1,419, compared to $716 for the nine months ended September 30, 2018. The increase in interest income was due to interest earned on invested cash balances.
Interest expense
Interest expense for the nine months ended September 30, 2019 was $776, compared to $745 for the nine months ended September 30, 2018. The interest expense is primarily related to interest paid on our term loan.
Change in fair value of warrant liability
The change in the fair value of our convertible preferred stock warrant liability was due to the change in the value of our convertible preferred stock prior to the warrant becoming a warrant for common stock upon the closing of our IPO.
Other expense

Other expense for the nine months ended September 30, 2019 was primarily due to the to the increase in fair value of the derivative liability related to the success fee included in our loan agreement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of September 30, 2019, $15,000 remained outstanding and no amounts were available for borrowing under the loan and security agreement. As of September 30, 2019, we had cash and cash equivalents of $81,272. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69,750, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3,805.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Net cash used in operating activities	$(60,149)	$(32,163)
Net cash used in investing activities	$(2,588)	(1,943)
Net cash provided by financing activities	$67,930	100,260
Net increase in cash, cash equivalents and restricted cash	$5,193	$66,154
Net Cash Used in Operating Activities
During the nine months ended September 30, 2019, operating activities used $60,149 of cash, due to our net loss of $66,819, partially offset by non-cash charges of $8,586 and net cash used by changes in our operating assets and liabilities of $1,916. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1,660 decrease in prepaid expenses and other assets and a $256 decrease in accounts payable and accrued expenses.
During the nine months ended September 30, 2018, operating activities used $32,163 of cash, due to our net loss of $40,514, partially offset by non-cash charges of $5,688 and net cash provided by changes in our operating assets and liabilities of $2,663. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $827 increase in accounts payable and a $470 decrease in prepaid expenses and other assets.
Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $2,588 and $1,943, respectively, due to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $67,930, consisting primarily of proceeds from our IPO in March 2019, partially offset by payment of IPO costs and $300 in the settlement of our derivative liability.
During the nine months ended September 30, 2018, net cash provided by financing activities was $100,260, consisting primarily of $100,730 in proceeds from the sale of our convertible preferred stock.
Loan and security agreement
As of September 30, 2019, we had borrowed an aggregate of $15,000 under a loan and security agreement and no amounts remained available for borrowing. The outstanding borrowings of $15,000 bear interest at a rate equal to the greater of (i) 1.00% above the Prime Rate in effect or (ii) 5.25%, which is payable monthly. As of September 30, 2019, the interest rate in effect was 6.50%. Any principal outstanding is payable in 24 equal monthly installments plus any accrued interest, beginning on May 13, 2020. We may prepay all, but not less than all of the term loan at any time. All balances once repaid may not be borrowed again and the term loan matures on April 13, 2022.

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
Funding Requirements
Over the next several quarters we are focusing our activities on key exploratory and clinical studies and clinical trials which we expect will reduce our overall expense rate. In the periods that follow, assuming the success of our clinical studies and clinical trials, we anticipate our expenses to increase as we progress towards larger and more pivotal clinical studies and clinical trials of our product candidates, with the potential for larger clinical studies, clinical trials and associated manufacturing. The timing and amount of our operating expenditures will depend largely on:
•the commencement, enrollment or results of the planned clinical studies or clinical trials of our product candidates or any future clinical studies or clinical trials we may conduct, or changes in the development status of our product candidates;
•the timing and outcome of regulatory review of our product candidates;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•developments concerning our CMOs;
•our ability to obtain materials and to produce adequate current good manufacturing practice compliant product supply for any approved or commercialized product or inability to do so at acceptable prices;
•our ability to establish and maintain collaborations, if needed;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval or identify an alternate regulatory pathway to market;
•the costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates; and
•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.
We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations into Q4 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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

Contractual Obligations and Commitments

During the three months ended September 30, 2019, there were no material changes to our contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.
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
As of September 30, 2019, we had cash and cash equivalents of $81,272, which consisted of cash and money market funds. Interest income is impacted by changes in the general level of interest rates; however, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents.
As of September 30, 2019, we had $15,000 of borrowings outstanding under the loan and security agreement. Commencing in June 2018, outstanding borrowings bear interest at a variable rate equal to the greater of (i) 1.00% above the Prime Rate in effect or (ii) 5.25%. An immediate 10% change in the Prime Rate would not have had a material impact on our debt-related obligations, financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. We do not hedge any foreign currency risks.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.
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
Our management, with the participation of our Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, as necessary, and become commercially viable. Our lead product candidates are currently in clinical development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the year ended December 31, 2018 and the nine months ended September 30, 2019, we reported net losses of $61,744 and $66,819, respectively. As of September 30, 2019, we had an accumulated deficit of $173,047. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:
•Conduct preclinical studies, clinical studies and clinical trials for our product candidates;
•further develop our proprietary product platform;
•continue to discover and develop additional product candidates;
•maintain, expand and protect our intellectual property portfolio;
•hire or contract additional clinical, scientific, manufacturing and commercial personnel to support our product development and commercialization efforts;
•validate a manufacturing process and specifications for our product candidates;
•establish in-house manufacturing capabilities for research and clinical studies;
•establish a commercial cGMP manufacturing source and secure supply chain capacity sufficient to provide preclinical study material, clinical study material, clinical trial material and commercial quantities of any product candidates for which we may obtain regulatory approval;
•acquire or in-license other product candidates and technologies;
•seek various non-drug product pathways and drug regulatory authorizations;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval or identify an alternate regulatory pathway to market; and
•add operational, compliance, financial and management information systems and personnel to support our transition to a public company.
To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including completing preclinical studies, clinical studies and clinical trials, obtaining marketing approval or identifying alternate regulatory pathways for product candidates, cGMP manufacturing, marketing and selling products for which we may obtain marketing approval or successfully identify alternate regulatory pathways and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies, clinical studies and clinical trials of our current and future product candidates, to validate the manufacturing process and establish specifications for our product candidates, to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of September 30, 2019, we had $81,272 of cash and cash equivalents on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations into Q4 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies, clinical studies and clinical trials for our product candidates and any need to conduct additional such studies as may be required by a regulator;
•the clinical development plans we establish for these product candidates;
•further development of our proprietary product platform and supporting infrastructure;
•the number and characteristics of product candidates that we develop or may in-license;
•the terms of any collaboration agreements we may choose to initiate or conclude;
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
•the effect of changes in regulation or policy relating to the development and commercialization of our product candidates by the FDA, the EMA, and other comparable foreign regulatory authorities;
•the costs of establishing, maintaining, and overseeing a quality system compliant with current good manufacturing practice requirements, or cGMPs, and a supply chain for the development and manufacture of our product candidates;
•the cost of responding to or defending against product liability consumer class actions or regulatory enforcement actions;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us, our product candidates or our proprietary product platform;
•the effect of competing technological and market developments;
•the cost and timing of establishing, expanding and scaling manufacturing capabilities; and
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval or identify alternate regulatory pathways in regions where we choose to commercialize our products on our own.
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
Microbiome therapies and therapy candidates in general, and our MMT candidates in particular, are a relatively new and novel approach. In the United States and the European Union, no products to date have been approved specifically demonstrating an impact on the microbiome as part of their therapeutic effect. MMTs and microbiome therapies in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. Our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates that we pursue as drugs, prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Our access will also depend on consumer acceptance and adoption of our products that we commercialize. Adverse events in clinical studies and clinical trials of our product candidates or in clinical trials by others developing similar products and the resulting publicity, as well as any other adverse events in the field of the microbiome, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.
All of our initial product candidates for which we make a drug development path decision, including any targeting urea cycle disorders, or UCD, and hepatic encephalopathy, or HE, will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a therapeutic product commercially.

For any product candidate that we choose to develop as a drug product candidate, our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates as a drug targeting UCD or HE. We filed an Investigational New Drug Application, or IND with the FDA, for our initial therapeutic product candidate, which has cleared and allowed us to commence a Phase 2 clinical trial for UCD. Similar clinical trial applications are being filed in countries outside the US, including in Europe, as we include clinical sites in those countries. However, our clinical trials may experience preliminary complications in trial execution, such as complexities surrounding regulatory clearance of our clinical trial applications, the need for additional preclinical data to support allowance for those applications, the need for additional preclinical data to support authorization to proceed under those applications, trial design and establishing trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues.

Our Phase 2 clinical trial is intended to allow us to evaluate the efficacy of KB195 in reducing ammonia in UCD patients. In compliance with FDA regulations, the clinical trial is initially enrolling only adults. We hope that the data from the trial will support the inclusion of pediatric patients as soon as possible, as UCD primarily affects pediatric patients. We expect this will also be acceptable to regulatory authorities outside of the United States where we plan to conduct the trial. However, trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies can be difficult to recruit for and many sites are largely ill-equipped to manage pediatric subjects for the requisite daily time period to ensure adherence to the schedule of a clinical trial, which in turn can limit site availability, therein driving cost. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, could require us to abandon one or more clinical trials altogether, could impact our ability to raise additional capital and could delay or prevent our ability to obtain necessary regulatory approvals for any drug product candidate. In addition, because UCD primarily affects pediatric patients, if we are unable to obtain regulatory approval for KB195 for an indication including pediatric patients, the commercial prospects or viability for our product candidate could be materially harmed, even if we obtain regulatory approval for an indication including adult patients.
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
Successful development of product candidates is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
•preclinical or clinical study results may show our product candidates to have less activity than desired or to have harmful or problematic side effects or toxicities;
•clinical trial results may show our therapeutic product candidates to be less effective than expected or desired (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
•failure to execute the clinical studies or clinical trials caused by slow enrollment in clinical studies and clinical trials, patients dropping out of clinical trials or volunteers dropping out of clinical studies, length of time to achieve clinical trial endpoints, additional time requirements for data analysis, inability to validate the manufacturing process or to achieve cGMP compliance for our product candidates or inability to identify a suitable bioanalytical assay method agreeable to our regulators;

•failure to receive the necessary regulatory approvals or a delay in receiving such approvals for, including but not limited to, a new drug application, or NDA, delays in NDA preparation, a new dietary ingredient notification, discussions with the FDA, responding to an FDA request for additional preclinical or clinical data or unexpected safety or manufacturing issues;
•manufacturing costs, formulation issues, manufacturing deficiencies or other factors that make our product candidates uneconomical; and
•proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.
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
To obtain the requisite regulatory approvals to commercialize any product candidates for therapeutic uses, we must demonstrate through extensive preclinical studies, clinical studies and clinical trials that our product candidates are safe and effective in humans for their intended use. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of preclinical studies, clinical studies and early clinical trials may not be predictive of the success of later preclinical studies, clinical studies and clinical trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.
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
We may experience delays in completing our preclinical studies and initiating or completing clinical studies and clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical studies or clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials for therapeutic indications or the marketing of our products as non-drug products;
•regulators or institutional review boards, or IRBs, or ethics committees, or ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials of any product candidates may fail to show safety, potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•we may need to add new or additional clinical trial sites;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•the cost of preclinical studies, clinical studies and clinical trials of any product candidates may be more than we anticipate or more than our available financial resources;
•the supply or quality of our product candidates or other materials necessary to conduct clinical studies and clinical trials of our product candidates may be insufficient or inadequate and may not achieve compliance with applicable cGMPs;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ECs to suspend or terminate clinical studies and clinical trials, or reports may arise from preclinical or clinical testing of our product candidates that raise safety or efficacy concerns about our product candidates;
•preclinical studies, clinical studies or clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and
•the FDA or other regulatory authorities may disagree with the design, implementation or results of our clinical studies or clinical trials or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.
We could also encounter delays if a preclinical study, clinical study or clinical trial is suspended or terminated for any reason. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates for therapeutic indications. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our preclinical studies, clinical studies or clinical trials. For example, we may utilize an “open-label” trial design for some of our future clinical trials. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The opportunity for bias in clinical trials as a result of open-label design may not be adequately handled and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies, clinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical studies, clinical studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.
Our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies, clinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
Before obtaining regulatory approvals for the commercial sale of any products for therapeutic indications, we must demonstrate through lengthy, complex and expensive preclinical studies, clinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical trial process. The results of preclinical studies, clinical studies as well as early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such clinical trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. We believe that our product candidates for therapeutic indications will be well tolerated by participants in our clinical trials, but we are not certain that we will be able to dose trial participants at a high enough dose that will demonstrate efficacy without unacceptable safety risk. Our product candidates are expected to have limited systemic exposure after oral administration but if the product candidates we use in our clinical trials are absorbed by the body, participants may suffer adverse effects. There is also a concern that the microbiome could re-configure itself in such a way as to cause a limited time window of effectiveness and tolerability of our product candidates or unanticipated short or long-term effects.
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
Positive results from early preclinical studies, clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies, clinical studies and any future clinical trials of our product candidates for therapeutic indications. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates
Any positive results from our preclinical studies, clinical studies and clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies, clinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies, clinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies, clinical studies or clinical trial results.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies, clinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies, clinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.
If we encounter difficulties enrolling patients in our clinical studies or clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our clinical studies and clinical trials for a variety of reasons. The timely completion of clinical studies or clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the clinical study or clinical trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:
•the severity of the disease or condition under investigation for product candidates developed as therapeutics;
•the patient eligibility and exclusion criteria defined in the protocol;
•the size of the study patient population required for analysis of the primary endpoint(s) of the clinical study or clinical trial;
•the proximity of patients to study sites;
•the design of the clinical study or trial;
•our ability to recruit investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•the efforts to facilitate timely enrollment in clinical studies or trials;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•our ability to obtain and maintain patient consents; and the risk that patients enrolled in clinical studies or clinical trials will drop out of the clinical studies or clinical trials before completion.
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
Interim top-line and preliminary data from our clinical studies or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, once we commence conducting clinical studies or clinical trials, we may publish interim top-line or preliminary data from our clinical studies and clinical trials. Interim data from these clinical studies and clinical trials that we may complete are subject to the risk that one or more of the outcomes may materially change as preclinical studies complete, patient enrollment continues, and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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
We face an inherent risk of product liability as a result of testing our product candidates in clinical studies and clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical studies, clinical trials, manufacturing, marketing or sale. Any such product liability claims may include, but are not limited to, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•inability to bring a product candidate to the market;
•decreased demand for our products;
•damage to our reputation;
•withdrawal of clinical study or clinical trial participants and patients and inability to enroll future participants or continue clinical studies or clinical trials;
•initiation of investigations by regulators;
•costs to defend the related litigation or implement corrective actions;
•diversion of management’s time and our resources;
•substantial monetary awards to participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate via any regulatory pathway; and
•decline in our share price.
We maintain clinical trial insurance. We review our clinical trial insurance policy annually and we believe that our coverage is currently adequate to cover any claims that may arise in connection with our clinical studies or clinical trials. There is no guarantee that we will be able to obtain additional clinical trial insurance at an acceptable cost in the future, which could prevent or inhibit the ongoing development of our products.
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
We are developing our proprietary product platform to systematically direct functional outputs of the microbiome organ. However, our proprietary product platform has not yet, and may never lead to, FDA approved or commercialized products. We are developing our initial product candidates and additional product candidates that we intend to use in a number of areas of health and disease, including diabetes, obesity, cancer, neurology, autoimmunity and liver and kidney function. We may have problems applying our technologies to these other areas, and our product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture more complex proprietary compounds, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•completion of preclinical studies, clinical studies and clinical trials with positive results;
•receipt of marketing approvals from applicable regulatory authorities, if necessary;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;
•supplying sufficient quantities of our products at appropriate quality levels;
•launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;
•acceptance of our products, if and when approved, by patients, consumers, the medical community and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;

•protecting our rights in our intellectual property portfolio;
•operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
•maintaining a continued acceptable safety profile of the products following approval or commercialization; and
•maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.
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
If any product candidate we develop receives marketing approval as a therapeutic, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, consumers and others in the medical community. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:
•efficacy, safety and potential advantages compared to alternative treatments;

•the labeled uses or limitations for use, including age limitations or contraindications, for our product candidates compared to alternative treatments;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•public perception of new therapies and non-therapeutic products, including our MMTs;
•the strength of marketing and distribution support;
•the ability to offer our products, if approved, for sale at competitive prices;
•the ability to obtain sufficient third-party insurance coverage and adequate reimbursement; and
•the prevalence and severity of any side effects.
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
As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;
•managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating the clinical and FDA review process for our product candidates; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Our ability to compete in the highly competitive healthcare industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Michael Bonney, our Executive Chair, Alison Lawton, our Chief Executive Officer and President, Johan van Hylckama, our Chief Scientific Officer, and Katharine Knobil, M.D., our Chief Medical Officer and Head of Research and Development. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For our clinical studies, we rely on third-party manufacturers for spray drying the MMT substance and filling sachets with the resulting spray-dried powder. For materials to be used in our clinical trials, we plan to rely on an external contract manufacturing organization for the entire manufacturing supply chain. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•GDPR and other ex-U.S. protections.
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
We plan to seek regulatory approval of our product candidates for therapeutic and other uses outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products and product candidates, such as MMTs. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical studies or clinical trials of MMT products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of MMTs as drugs in the European Union and member state regulatory bodies govern the development of MMTs under food regulations and may issue new guidelines concerning the development and marketing authorization for MMT products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected, delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Changes in tax laws can affect our business and financial condition.

Changes in tax laws can affect our business and financial condition. For example, the Tax Cuts and Jobs Act, or the TCJA, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to U.S. corporate taxation, including a reduction of the U.S. corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a migration from a “worldwide” system of taxation to a territorial system, a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017, an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification or repeal of many business deductions and credits (including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the future impact of this tax reform legislation on our business.
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
As of September 30, 2019, we had cash and cash equivalents of approximately $81,272. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
We are very early in our development efforts and we have invested substantially all of our efforts and financial resources in the identification and early clinical development of MMT candidates, including the development of our initial product candidates. To date, we have not elected a product candidate to develop and market as a conventional food or medical food and may never do so. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including, but not limited to, the following:
•successful completion of preclinical studies, clinical studies and, where applicable, clinical trials;
•clearance of INDs for our planned clinical trials or future clinical trials for therapeutic indications;
•successful enrollment in, and completion of, clinical studies and clinical trials;
•receipt of regulatory approvals from applicable regulatory authorities for therapeutic product candidates;
•establishing cGMP-compliant clinical supply and commercial manufacturing operations or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•supplying sufficient quantities of our products at appropriate quality levels;
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•launching commercial sales of our product candidates, if and when approved or allowed for marketing, whether alone or in collaboration with others;

•acceptance of our therapeutic product candidates, if and when approved, by patients, the medical community and third-party payors or any non-therapeutic product by consumers;
•effectively competing with other therapies;
•obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•enforcing and defending intellectual property rights and claims;
•the marketing of our products; and
•maintaining a continued acceptable safety profile of the product candidates following approval or commercialization.
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
Regulatory requirements for development of our MMT candidates as drugs and non-drugs are uncertain and evolving. Changes in these laws, including our ability to conduct clinical studies, or the current interpretation or application of these laws would have a significant adverse impact on our ability to develop and commercialize our products.
In the United States, under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act, or the FD&C Act, any substance that is reasonably expected to become a component of food is considered to be a food additive, and therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. We believe that our initial product candidates are safe for clinical studies, based on initial safety assessments conducted by third-party qualified experts and because they are related to a class of compounds that is Generally Recognized as Safe, or GRAS, based on their history of safe human exposure, when utilized for particular uses as food substances. As a result, we believe we may use our product candidates to conduct clinical studies in order to evaluate safety, tolerability and biomarkers for non-drug applications in advance of deciding whether or not to file an IND. The FDA may determine that our MMT candidates are not governed by food regulations and therefore may classify any product candidates as being ineligible for use in studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
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
The FDA may determine that the only pathway for conducting clinical studies is under an IND. Any such determination could prevent our reliance on existing regulatory frameworks to conduct clinical studies for other product candidates and could significantly increase the cost of and delay the commercialization of our product candidates for therapeutic applications. If the FDA were to disagree with our determination that we may conduct clinical studies in advance of filing an IND, they could ask us to halt any clinical trials we have commenced. Should we choose to commercialize our food products, whether as conventional foods or medical foods, and if the FDA determines our product candidates fall outside the food regulations, we may be subject to regulatory enforcement action and the agency could ask us to stop selling, withdraw, recall, re-label or repackage any products we have commercialized as foods or non-drug products from the market. In addition, if new safety issues are raised by clinical studies in advance of deciding whether to file an IND that suggest safety concerns for all of our product candidates, then FDA could ask us to modify approved labeling for or withdraw from the market any previously approved products for therapeutic uses or products being commercialized for other non-drug uses. A decision by the FDA that we cannot conduct clinical studies in advance of filing an IND would significantly impact our current business model and we may incur significant expense and operational difficulties.

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
These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include, but are not limited to, changes in:
•food and drug laws (including FDA regulations);
•laws related to product candidate labeling;
•advertising and marketing laws and practices;
•laws and programs restricting the sale and advertising of certain of product candidates;
•laws and programs aimed at regulating, restricting or eliminating ingredients present in certain of our product candidates;
•increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the actual or possible effects or side effects of ingredients in, or attributes of, certain of our product candidates; and
•state and federal consumer protection and disclosure laws.
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
We may rely on academic and private non-academic institutions to conduct investigator-sponsored clinical studies or trials of our product candidates. Any failure by the investigator-sponsor to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval or commercialize for other product candidates.
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
Obtaining and maintaining regulatory approval for therapeutic indications or identifying an alternate regulatory pathway for our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval or identify a similar alternate regulatory pathway in any other jurisdiction, while a failure or delay in obtaining regulatory approval or an alternate regulatory in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate for therapeutic indications, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies, clinical studies and clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Preclinical and clinical development is uncertain. Our preclinical programs, clinical studies and clinical trials may experience delays or may never advance to the next stage of development, which would adversely affect our ability to obtain regulatory approvals or identify alternate regulatory pathways to commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
Our product candidates are in preclinical stages, and their risk of failure is high. To proceed with our development plans and ultimately commercialization, we may be required to conduct preclinical, clinical studies or clinical trials. For therapeutic applications, the FDA or non-US regulatory authorities may require additional extensive preclinical studies. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs, including the design, dose level, and dose regimen, or if the outcome of our preclinical testing and studies will ultimately support the further development of our clinical programs for therapeutic indications. As a result, we cannot be sure that we will be able to submit INDs or similar applications in the case of product candidates for which we pursue a drug pathway or comply with any other regulatory requirements where necessary for commercialization and marketing of drugs or non-drug products on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin, be completed or have their data used to support commercialization and required regulatory approvals. We also cannot be certain if our testing and studies will provide support for the further development of product candidates as non-drug products or support for any associated product claims made, and, as a result, we cannot be sure that we will be able to successfully pursue alternative regulatory pathways to commercialization as non-drug product for some or all of our product candidates.

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
The process of obtaining regulatory approvals for therapeutic indications, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design, including study population, dose level, dose regimen, and bioanalytical assay methods, or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies, clinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or clinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical studies or trials and could result in a more restrictive clinical label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for our product candidates for therapeutic indications. Results of our clinical studies or trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical studies or trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Additionally, our regulators could require significant modifications or amendments to ongoing clinical studies or trials that limit the available study population or lead to withdrawal of participation by already enrolled subjects. Any study-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the study or trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Further, clinical studies or trials by their nature utilize a sample of the potential study population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of subjects exposed to the product candidate. If our product candidates receive marketing approval for therapeutic indications and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of such product candidates;
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;
•regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such product candidates from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•our reputation may suffer.
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
The FDA or other regulatory authorities may take regulatory enforcement or other legal action or, in the case of drugs, may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in potential consequences, including among other things:
•in the case of product candidates that we decide to develop as therapeutics, revisions to the approved labeling to add new safety information and required regulatory submissions; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program;
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•re-labeling or re-packaging;
•fines, warning or untitled enforcement letters or holds on clinical trials;
•in the case of therapeutics, refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we may own;
•we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own now or in the future;
•we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned intellectual property rights;
•it is possible that our current or future pending owned patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;

•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we enter into relationships with other companies to provide us with important technologies, and we may receive additional technologies and funding under these and other collaborations in the future. Relationships we enter into, may pose a number of risks, including the following:
•third parties have, and future third-party collaborators may have, significant discretion in determining the efforts and resources that they will apply;
•current and future third parties may not perform their obligations as expected;
•current and future third parties may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the third parties’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
•third parties may delay clinical studies or clinical trials, provide insufficient funding for a clinical study or clinical trial program, stop a clinical study or clinical trial or abandon a product candidate, repeat or conduct clinical studies or new clinical trials or require a new formulation of a product candidate for clinical testing;
•current and future third parties could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the third parties believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our current or future third parties as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our product candidates;
•current and future third parties may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•current and future third parties with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with current or future third parties, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•current and future third parties may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•current and future third parties may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•if a current or future third parties of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
•current and future relationships may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on February 28, 2019, our stock price has traded at prices as low as $4.80 per share and as high as $19.00 per share through October 29, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:
•the commencement, enrollment or results of our ongoing and planned clinical studies and clinical trials of our product candidates or any future clinical studies or clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
•adverse results from or delays in clinical studies or clinical trials of our product candidates, including as a result of clinical holds, safety events, enrollment difficulties, or study protocol amendments;
•our decision to initiate a clinical study or clinical trial, not to initiate a clinical study or clinical trial or to terminate an existing clinical study or clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates for therapeutic indications or to proceed on alternate regulatory pathways to market for our product candidates;
•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals or marketing of dietary non-drug products or food products;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•introduction of new products or services by our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial target markets;

•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or microbiome therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•adoption of new accounting standards;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Only the shares of common stock sold in the IPO by us are currently freely tradable without restriction in the public market.
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2019 Stock Option and Incentive Plan will automatically increase on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
•our ability to enroll patients in clinical studies or clinical trials and the timing of enrollment;
•the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we may incur to acquire or develop additional product candidates and technologies;
•the timing and outcomes of clinical trials for our current product candidates and any other future product candidates or competing product candidates;
•competition from existing and potential future products that compete with our current product candidates and any other future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval or commercialization of our current product candidates or any other future product candidates;
•the level of demand for our current product candidates and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

•our ability to commercialize our current product candidates and any other future product candidates inside and outside of the United States, either independently or working with third parties;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile global economic environment.
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
Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chair of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any by-laws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated by-laws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
We may evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;
•the issuance of our equity securities;
•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
Our current debt financing agreements contain, and our future debt financing agreements may contain covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. Typically, these covenants would restrict our business activities, including restrictions on:
•creating liens;
•engaging in mergers, consolidations and sales of assets;
•incurring additional indebtedness;
•providing guarantees;
•engaging in different businesses;
•making investments;
•making certain dividend, debt and other restricted payments;
•engaging in certain transactions with affiliates; and
•entering into certain contractual obligations.
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

As of September 30, 2019, we have used $45.5 million of the net proceeds from the IPO, consisting of $43.9 million used in operations and $1.6 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Exhibit Index

10.1#	kldo-ex101

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

KALEIDO BIOSCIENCES, INC.
Date: October 30, 2019	By:	/s/ Alison Lawton
Alison Lawton
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 30, 2019	By:	/s/ Richard Scalzo
Richard Scalzo
Corporate Controller
(Principal Accounting Officer)