Form 10-K
period 2019-12-31
Kaleido Biosciences, Inc.
filed 2020-03-02
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38822

KALEIDO BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No  ☒

As of June 28, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $119.6 million based on the closing price of the registrant’s common stock on June 28, 2019.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of February, 27, 2020, there were 30,420,549 shares of registrant’s common shares outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements that involve risks and uncertainties. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	our ability to continue as a going concern, including without limitation our ability to continue to advance the clinical development of our MMT candidates;
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

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the potential for our identified research priorities to advance our product candidates or allow us to identify new product candidates;
•	our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug application filing or any New Drug Applications;
•

our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to commercialize our product candidates in light of the intellectual property rights of others;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, commercialization, or other relevant expertise;
•	the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements;
•	existing and future agreements with third parties in connection with the research and development or commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets either alone or in collaboration with others;
•	the rate and degree of market acceptance of our product candidates;

•	the success of competing therapies that are or become available;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform their obligations adequately;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of changes in existing laws, regulations and guidance or the adoption of new laws, regulations and guidance; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and other technologies.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.  We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I

In this Annual Report on Form 10-K, we use the following defined terms.

We utilize our human-centric discovery and development platform to study Microbiome Metabolic Therapies, or MMTs, in microbiome samples in an ex vivo setting, followed by advancing MMT candidates rapidly into clinical studies in healthy subjects and patients. “Clinical studies” are conducted under regulations supporting research with food, evaluating safety, tolerability and potential markers of effect. For MMT candidates that are further developed as therapeutics, we conduct “Clinical trials” under an Investigational New Drug application, or IND, or comparable foreign regulatory equivalents outside the U.S., and in Phase 2 or later development.

KALEIDO is a registered trademark and MMT is a trademark of Kaleido Biosciences, Inc. in the United States and in other selected countries.  All other brand names or trademarks appearing in this report are the property of their respective holders.  Unless the context requires otherwise, references in this report to “KALEIDO,” “Kaleido Biosciences,” “our Company,” “the Company,” “we,” “us,” and “our” refer to Kaleido Biosciences, Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on leveraging the microbiome organ to treat disease and improve human health. We have built a human-centric proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates into human clinical studies under regulations supporting research with food. Our product candidates are Microbiome Metabolic Therapies (“MMT” or “MMTs”) which are designed to modulate the metabolic output and profile of the microbiome by driving the function and composition of the organ’s existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

The human microbiome is generally a community of more than 30 trillion microbes, organisms that include bacteria, viruses, archaea and fungi, which reside on and inside the human body. By evolving together over thousands of years, microbes and humans have developed an intricate and mutually beneficial relationship. Given the profound impact that microbes have on human health, this highly complex microbial ecosystem has been referred to as a “newly discovered organ.” There is a growing body of research that links a healthy microbiome with overall human health, while dysbiosis, or imbalance, in the microbiome has been correlated with numerous human conditions including those that can cause significant morbidity and mortality. Some of these conditions include irritable bowel syndrome, Parkinson’s disease, diabetes, metabolic syndrome, cancer, allergies and ulcerative colitis. The gut microbiome remains a largely untapped frontier in healthcare, and we believe that we are uniquely positioned to succeed in translating its promise into solutions for human health.

To date, therapeutic approaches to the microbiome have focused primarily on adding or subtracting bacteria, either through fecal microbiota transplant, the introduction of a consortia of bacteria, single strain approaches or antibiotics. We believe our approach is novel in that we seek to deliver MMTs that drive the function and distribution of the gut microbiome’s existing microbes, enabling an industrialized approach to treat disease and improve human health.

We have developed proprietary synthetic chemistry technologies that allow us to create MMT candidates. We believe the key characteristics of our MMT candidates include that they are orally administered, have limited systemic exposure and are selectively metabolized, structurally diverse, readily scalable, novel and proprietary. We believe that each of our MMT candidates works through one or more mechanisms of action, including decreasing production of metabolites, such as ammonia, trimethylamine and indole generated by bacteria in the microbiome; increasing production of metabolites, such as short chain fatty acids generated by bacteria in the microbiome; and advantaging or disadvantaging certain existing species in the microbiome community.

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs. Our MMT library is continuously growing as we continue to invest in techniques and technologies for chemical synthesis. Our MMT candidates and aspects of the proprietary product platform are supported by our expanding intellectual property portfolio, that includes nine U.S. patents, two European Patent Office, or EPO, patents and more than 100 non-provisional applications pending worldwide.

We evaluate our MMT candidates using a human-centric approach to discovery and development. Our approach is human-centric because we conduct the vast majority of our research either using human biological samples or directly in humans.

Our proprietary product platform includes ex vivo screening of microbiome samples from healthy volunteers, ex vivo testing of patient microbiome samples and rapid advancement of our MMT candidates into human clinical studies. Our ex vivo screening process combines advances in drug discovery with microbiome science. This screening process is designed to measure the impact of MMT candidates on a variety of endpoints in microbiome samples from healthy volunteers. We use this process to screen for modulation of bacterial metabolites, bacterial growth and community composition. In some cases, we may also utilize animal models to evaluate mechanisms to facilitate clinical designs for human trials. Once we have selected a subset of MMT candidates from our library as promising leads for a particular program, we begin to conduct ex vivo testing of these MMTs using patient microbiome samples. This testing helps to inform our MMT candidate selection and we believe increases the likelihood of choosing a product candidate with in vivo effects.

We advance our initial MMT candidates rapidly into human clinical studies under regulations supporting research with food. This enables us to gain valuable insights into our MMT candidates’ effects on the microbiome and human health before choosing to allocate additional time and capital to either proceed to develop a drug product candidate under an IND or regulatory equivalent outside the United States or commercialize a non-drug product. We plan to determine the best development path for each of our MMTs at an “MMT decision point” after conducting one or more human clinical studies. We plan to make our decision about which development path to pursue based on the results of our human clinical studies, in conjunction with our research into market opportunities, patient needs and our corporate strategy.

In our human clinical studies, we are able to measure safety, tolerability and potential markers of effect, which allows us to assess the potential use of our MMT candidates in humans. In less than one year, we advanced our lead program from a mechanistic hypothesis to dosing in human clinical studies. Furthermore, we initiated our first Phase 2 clinical trial under an IND approximately two years after conducting our first ex vivo screening. We believe that this provides support for our belief that our approach is more expeditious and cost efficient than traditional drug development.

Data generated by our industrialized ex vivo screening, ex vivo testing and human clinical studies are captured in a database to support our computational capabilities and to improve our understanding of how the microbiome and humans interact. We have built and continue to invest in strengthening our significant capabilities in computational biology and data science that we believe will enable us to learn quickly from the human data we collect. We believe this knowledge supports our current MMT candidates and future pipeline opportunities.

We, and our wholly owned subsidiaries, Cadena Bio, Inc. and Kaleido Biosciences Securities Corporation (collectively referred to as the “Company”) were incorporated in Delaware on January 27, 2015 and have a principal place of business in Lexington, Massachusetts.

Our Strategy

We are driven by our mission to lead a revolution in health by leveraging the microbiome to treat a broad range of diseases and conditions. Key elements of our strategy are to:

•

Harness the insights and data generated through our human-centric proprietary product platform to efficiently and rapidly advance a pipeline of MMTs to ultimately deliver products that address significant unmet patient needs.  Our human-centric discovery and development enables us to rapidly advance our MMT candidates into clinical studies, which we believe gives us an advantage in both speed and cost as compared to traditional drug development. With more than 1,500 MMTs in our library, we plan to continue to build a broad range of pipeline opportunities in areas where there is a significant unmet need for products that are differentiated, meaningful, and relevant to patients.

•

Leverage our differentiated approach, knowledge and unique expertise to lead efforts to expand the scientific understanding of the microbiome and its impact on human health.  We believe that we are well positioned to progress our understanding of the role of the microbiome in health and disease, given our differentiated, chemistry-driven approach, our human-centric discovery and development as well as the knowledge and expertise of our leadership team, Board of Directors and Scientific Advisory Board.  We will continue to collaborate with other leaders in the field to learn more about the potential of our MMTs to address various diseases and conditions as well as advance the broader understanding and applications of modulating the microbiome.

•

Selectively enter into strategic partnerships to maximize the value of our platform and pipeline.  Given our potential to generate novel product candidates that could address a wide variety of diseases and conditions, we may enter into strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of companies that specialize in these areas.

•

Further strengthen and expand our intellectual property portfolio. We believe we have a robust intellectual property portfolio to support our programs, with nine U.S. patents, two EPO patents, and more than 100 non-provisional applications pending worldwide, including composition of matter and method of use patents and patent applications. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We intend to further strengthen and expand our intellectual property portfolio to protect our proprietary product platform and product candidates.

•

Build on our foundation of people who are committed to scientific innovation, transforming lives and fostering a strong culture.  We will strive to continue to attract and retain top talent who bring critical expertise in areas across our business and share a commitment to our mission and values.

Our Approach

Due to the rapid nature of bacterial growth, the microbiome is inherently amenable to swift change, and it can be readily modulated using existing approaches, such as changes in diet and treatment with antibiotics. Importantly, because microbes in the gut can thrive on compounds that are generally not bioavailable to humans, effective targeted modulators of microbial metabolism should have low bioavailability and low systemic exposure. As a result, we believe that targeted modulators will likely have limited off-target activity in humans compared with traditional pharmaceutical agents.

Our MMTs

We have developed proprietary synthetic chemistry technologies that we believe allow us to create our MMT candidates. MMTs are novel synthetic glycans that serve as metabolic and growth substrates for the microbiome. We believe the key characteristics of our MMT candidates include the following:

•	Orally administered — Our MMT candidates are highly soluble and are orally administered.
•	Limited systemic exposure — Our MMT candidates have been observed to have limited systemic exposure after oral administration, minimizing off-target biological effects.

•

Selectively metabolized — We design MMT candidates that are selectively metabolized by enzymes in the microbiome to stimulate responses that ultimately reshape the microbiome’s function, composition and metabolic output.

•

Structurally diverse — Our MMT candidates are not a single, structurally-defined molecule, but rather an ensemble of molecules with a variety of structures. This structural complexity and specificity of action differentiates MMTs from any individual dietary fiber, and we believe that this is the primary factor for their differentiated microbiome activity.

•	Readily scalable — Our MMT candidates are produced using proprietary, standard small molecule unit operations. These methods have been proven scalable and cost-effective.
•	Novel and proprietary — Our MMT candidates are protected by what we believe to be a robust intellectual property portfolio, including by composition of matter and method of use patents.

We believe that our MMT candidates work through one or more mechanisms of action, including:

•

Decreasing production of metabolites — By decreasing the production of certain metabolites, we believe our initial MMT candidates can result in improvements in targeted conditions where excess metabolites are a key driver of dysfunction.

•

Increasing production of metabolites — By increasing the production of certain metabolites, we believe our initial MMT candidates can result in improvements in targeted conditions where certain metabolites are missing or not sufficient.

•

Advantage or disadvantage certain species in the microbiome community — By modulating the distribution of existing species of bacteria within the microbiome, we believe our initial MMT candidates can result in improvements in targeted conditions.

Building Our MMT Library

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs and the microbiome organ. Our MMT library is growing as we continue to invest in techniques and technologies for chemical synthesis.

MMT Synthesis

We synthesize MMT candidates using our proprietary chemistry technologies, which take advantage of the reactivity of carbohydrates and utilize defined mixtures of monosaccharides or polysaccharides as starting materials. We have methodically explored this approach to create a library of initial MMT candidates that vary across a wide range of structural features, including molecular weight, branching, regiochemistry and stereochemistry. By changing certain conditions and parameters, we can generate MMT candidates that have both larger and smaller variances on these structural features. The resulting MMT candidate library can then be used to explore the impact that structure has on the biology of the microbiome. We continue to develop other novel approaches to synthesize MMT candidates.

We have made extensive commitments to discovering cost-effective and proprietary synthetic methods that can produce MMT candidates that drive diverse microbial responses. We believe our computational capabilities enable robust, efficient structural characterization and cross-batch comparison, reducing laborious manual processing steps typically required to determine the structure of complex carbohydrates.

Our Human-Centric Proprietary Product Platform

We believe that our human-centric proprietary product platform will allow us to effectively move optimized, data-rich product candidates to the market in the pursuit of treating disease and improving human health.

Traditional drug development requires extensive preclinical development ahead of filing an IND in the United States or regulatory equivalent outside the United States to allow human dosing in clinical trials. However, it is only once clinical trials are initiated that researchers can begin to understand the effects of the product candidate in the most relevant test system. According to one study, it takes an average of five to seven years and hundreds of millions of dollars to advance a product candidate from discovery to the initiation of a Phase 2 clinical trial under an IND.

Using our approach, we advanced one of our lead programs from a mechanistic hypothesis to human dosing in less than one year and at a fraction of the cost compared to traditional drug development. Furthermore, we initiated our first Phase 2 clinical trial under an IND approximately two years after conducting our first ex vivo screening. This trial is being conducted globally under multiple national clinical trial applications (“CTAs”) as well as in the United States.

The graphic below depicts our human-centric proprietary product platform:

We developed an ex vivo assay that supports a high throughput screening and lead identification process. This unique screening process combines advances in drug discovery with microbiome science and is designed to measure the impact of MMTs on a variety of endpoints. To date, we have employed this process to screen a majority of our more than 1,500 MMT candidates for the modulation of bacterial metabolites, bacterial growth and community composition. After screening our library in microbiome samples from healthy volunteers, we test the identified lead compounds in samples from the patient population of interest. This provides the evidence needed to progress directly into clinical studies in healthy subjects, and in many cases, directly into patients.

Rapid advancement into human clinical studies

Regulatory approach: food and drug

Our regulatory approach to developing MMT candidates utilizes clinical research under both food law and drug law. Under this approach, human data is collected earlier in the process as compared to traditional drug development and data collected under both clinical studies and clinical trials may be included in regulatory filings, including filings for marketing approval. The MMT candidates we have been evaluating for use in modulating the microbiome can be classified as food or as drug ingredients depending upon their intended use. When intended for nutrient use to affect the structure or function of the body, they are conventional food or dietary supplement ingredients. For the dietary management of disease, the MMTs could be developed as medical foods. When intended for the prevention, cure, diagnosis or treatment of disease, they are drug candidates. We have initially studied our MMT candidates following food regulation and guidance. We have therefore been able to advance them rapidly into human clinical studies under regulations supporting research with food. These clinical studies are run under guidelines for Good Clinical Practice (“GCP”) and collect similar data as studies run under an IND or CTA. Therefore, these data can support filing an IND at Phase 2 or later, with the ultimate decision based on discussions with the U.S. Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities.

Food substances for human use are regulated by the FDA to assure that intended exposures are safe in the general population. This assurance can be provided by a food additive regulation, or by determination by qualified experts that the substance is Generally Recognized as Safe (“GRAS”).

Although food additives must be evaluated by the FDA’s Office of Food Additive Safety through a food additive petition prior to human use, this requirement excludes “substances that are generally recognized, among experts qualified by scientific training and experience to evaluate their safety as having been adequately shown to be safe under the conditions of their intended use.” This can be established through a GRAS determination.

For a substance to be determined to be GRAS, the scientific data and information about its use must be widely known, and there must be a consensus among qualified experts that data and information establish that the substance is safe under the conditions of its intended use and that it meets the standard of “reasonable certainty of no harm.”

A GRAS determination by qualified experts is sufficient to support clinical studies of food in humans. We rely on qualified experts from scientific consulting organizations that are highly experienced in conducting both GRAS evaluations to conduct initial safety assessments of our MMT candidates. These third-party assessments evaluate whether our MMTs are safe for intended use in human clinical studies that are intended to evaluate safety and tolerability and the effects of our MMTs on the structure and function of the body.

Our MMT candidates have been observed to have limited systemic exposure after oral administration, minimizing off-target biological effects. The direct adverse effects that we have observed to date are limited to the symptoms associated with bacterial metabolism when orally administered, such as gas, flatulence, abdominal cramping and pain and diarrhea, and not those generally associated with systemic exposure. These symptoms are the known dose limiting side effects, and they are localized and generally found to be mild and transient. We believe that we can achieve significantly higher doses with our MMT candidates before triggering dose-limiting side effects, unlike naturally occurring complex carbohydrates, which often result in tolerability challenges at even moderate dosage levels.

Food substances do not require FDA approval prior to commercial offering if qualified experts conclude they are GRAS under the conditions of their intended use. A review process to assess a GRAS substance may be undertaken by a company by either relying on internal or external resources. The resulting conclusion that a substance is GRAS is called a self-determination of GRAS. Once a self-determination of GRAS is made, a company may begin to market the food substance immediately. The FDA does not require companies to notify the agency of a GRAS self-determination; however, GRAS notifications may optionally be sent to FDA if a notifying entity seeks FDA review and the issuance of a “no questions” letter. We will decide whether to pursue GRAS determination for conducting human clinical studies based on our corporate strategy relating to commercializing the product candidate as a food substance.

When a food substance is intended for the diagnosis, cure, treatment or prevention of disease, then it is regulated as a drug ingredient. If our human clinical studies and corporate strategy support further development of the food substance as a drug product, we will need to file an IND with FDA and obtain IND clearance from the FDA before commencing therapeutic clinical trials. An IND requires submission of additional information on the food substance to be studied as a therapeutic drug, including the information that supports the safety of the product for the intended population to be studied and planned exposure, non-clinical toxicology, details of the manufacturing and testing, and clinical protocols describing the proposed human therapeutic clinical trial(s). Equivalent requirements apply for drug clinical studies to be conducted outside the U.S.

If our human clinical studies and corporate strategy support marketing of a food, dietary supplement, or medical food, we may pursue non-drug development pathways to commercialization. We may commercialize our non-drug MMT products ourselves leveraging our in-house nutrition expertise or partner with established nutrition, medical food, or consumer health companies to commercialize these products. We plan to determine the best development path for each of our MMTs at an “MMT decision point” after conducting one or more human clinical studies. We plan to make our decision about which development path to pursue based on the results of our human clinical studies, in conjunction with our research into market opportunities and patient needs and our corporate strategy.

Our approach to human clinical studies

Through human clinical studies, we believe that we can gain valuable insights into the effects our MMTs have on the microbiome and human health. We are able to measure safety and tolerability and potential markers of effect in these studies, which allows us to assess the potential therapeutic and non-therapeutic viability of our MMT candidates in humans. We can also test multiple MMT candidates in the same clinical study, which allows us to assess which MMT candidate shows more potential based on in vivo testing.

For all human clinical studies not conducted under an IND, we will adhere to FDA guidance and best practice for food clinical trials. Furthermore, each of our clinical investigators attests that the protocol and study activities adhere to the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines for Good Clinical Practice, or GCP. All studies must receive Institutional Review Board (“IRB”) and Ethics Committee (“EC”) approval.

These human clinical studies also allow us to decide whether to file an IND or regulatory equivalent outside the U.S. and investigate the MMT as a drug or continue to develop a specific MMT candidate for non-drug applications. For non-drug applications, we believe we can move MMTs to market with human clinical study data developed under food regulations and guidance, allowing us to potentially pursue non-drug products with informative data. For drug applications, based on discussions with applicable regulatory authorities, we believe we can open INDs or global equivalents for our MMTs as late as Phase 3. Available data would include an abbreviated toxicology package safety review of human experience and use (similar to GRAS discussed earlier) and results of clinical studies. Our experience in our lead programs supports this approach for those of our MMTs which we decide to develop as potential therapeutics after evaluating the data from human clinical studies. For our KB195 program in UCD, we advanced into a Phase 2 trial under an IND. For future programs, we received feedback from the FDA that allows for opening an IND at Phase 3.  While each program and the specific MMT candidate that we select for such program will need to be independently evaluated by the FDA, we believe that our clinical study data collected under food regulations and following GCP would be accepted by the FDA.

Data from these human clinical studies also inform our activities in discovery and development. Gathering in vivo human data early in the discovery process, together with chemical synthesis and high-throughput screening, allows us to rapidly iterate and improve MMT candidates based on in vivo effects and to continue to build a broader understanding of both our MMTs and the microbiome in general.

In 2019 alone, we initiated five human clinical studies with three of our MMT candidates in three patient populations. We have completed three of these studies, one in healthy volunteers and two in patients (UCD and cirrhosis), which demonstrated a consistent effect on a marker of ammonia metabolism and were generally well tolerated providing further validation of our platform and our confidence in our approach. In 2019, our IND for KB195 in UCD was cleared by the FDA and we initiated the Phase 2 clinical trial in patients with UCD who are uncontrolled on current standard of care.

Our pipeline

The following chart summarizes our current pipeline:

The Role of the Microbiome in Ammonia Metabolism

Urea cycle disorders (“UCD”) and hepatic encephalopathy (“HE”) are two diseases that are characterized by elevated plasma ammonia. Production of ammonia is a normal byproduct of protein breakdown and bacteria in the gut contribute a significant proportion of the normal load of ammonia produced during the course of the day. In healthy individuals, ammonia is processed into urea through the urea cycle, predominantly in the liver, and is subsequently excreted in the urine. When the urea cycle is disrupted or liver function is impaired, ammonia cannot be processed normally and can build up in the bloodstream to dangerous concentrations.

Ammonia is produced by the microbiome through two major pathways — deamination of amino acids and urease-mediated hydrolysis of urea. Additionally, because nitrogen is a critical component of many biomolecules, including proteins and nucleic acids, bacteria need to rapidly replenish nitrogen stores during growth. Many species of bacteria will accomplish this by assimilating ammonia.

Our MMT candidates may reduce microbiome ammonia levels by affecting these pathways and expect that a net reduction in gut ammonia production in UCD and HE patient populations should result in a net reduction of ammonia levels in their blood. In each of these diseases, addressing hyperammonemia represents a significant unmet medical need.

Urea Cycle Disorders

Disease overview

UCD is a serious and life-threatening inherited, rare genetic disease caused by a deficiency in one of the six enzymes or two amino acid transporters that constitute the urea cycle which is responsible for removing ammonia from the bloodstream. UCD can lead to hyperammonemia. Hyperammonemic crises can be fatal and may be precipitated by routine childhood illnesses or any other stress, such as surgery, that causes the body to break down protein. Although UCD encompasses eight distinct mutations, the symptoms and treatments across the subtypes are largely similar. The severity of the disease varies significantly based on the level of deficiency in the enzyme/transporter and the UCD subtype.

There are two types of onset for UCD: early and late onset. Approximately one-quarter of cases are early onset, meaning that they occur within the newborn period (within the first month of life). Even in cases of late onset, the median age of diagnosis is four years. Patient prognosis may range from relatively mild episodic altered mental state to profound developmental disability.

The estimated incidence of UCD is 1 in 35,000 live births in the United States and Europe. UCD is diagnosed either through newborn screening, or at a later point in time when symptoms of the disease present. We believe UCD remains underdiagnosed because newborn screening for the eight UCD subtypes is not universal, and some patients may have milder manifestations and a definitive diagnosis is either never made or made only when a patient presents in crisis. Mortality rates in UCD is reported at 5%, the majority of whom die in the neonatal period. We estimate that there are approximately 3,000 patients with UCD in the United States and approximately 4,500 in Europe.

Currently available therapies

The long-term management of patients with UCD includes a combination of (often severe) dietary restrictions to reduce protein intake and dietary non-drug products. If these measures are insufficient to control hyperammonemia, patients are typically prescribed nitrogen binding therapy “NBT”). In one UCD subtype — N-acetylglutamate synthase deficiency — carglumic acid, which is an activator of a key enzyme missing in that genetic defect, is an additional treatment option. In some patients, manifestations may be so severe as to necessitate a liver transplant.

Our product candidate — KB195

KB195 is our lead MMT candidate for development in the treatment of patients with UCD. We selected KB195 after assessing its performance in reducing ammonia relative to a wide range of other MMTs, as well as several controls, in ex vivo screening of microbiome samples from healthy volunteers, as well as microbiome samples from patients with UCD. We are currently conducting a Phase 2 clinical trial under an IND and approved CTAs in a number of countries. We have conducted a clinical study with KB195 in healthy volunteers and have completed a clinical study in UCD patients.

Clinical development in UCD

The goal of the UCD program is to develop a potential treatment for UCD that significantly improves the clinical outcomes by reducing serum ammonia levels; thereby reducing the risk of life-threatening hyperammonemic crises. The objective of the program is to stabilize a greater percentage of UCD patients that are on currently available therapies, and, if data support, move to a first-line nitrogen-binding therapy sparing regimen.

Given UCD affects fewer than 200,000 individuals in the United States, we are pursuing designation of KB195 for the potential treatment of a Rare Pediatric Disease, which would eliminate the PDUFA NDA filing fee and provide for additional exclusivity.  UCD is a rare and life-threatening disease that primarily affects pediatric patients. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years.

In 2019, two studies with KB195 were initiated in patients with UCD.  The first was a clinical study to determine safety and tolerability.  This open label, single arm study enrolled 4 patients with stable UCD who received KB195 on top of standard of care.  The study evaluated safety and tolerability of KB195 as well as assessed microbiome ammonia production using the established marker 15N lacto-ureide as a stable isotope tracer.

In this study, KB195 was generally well tolerated with no clinically significant safety signals based on spontaneous or elicited adverse events or the Gastrointestinal Tolerability Questionnaire (“GITQ”) and Bristol Stool Scale (“BSS”).  Given the UCD patients had controlled disease, plasma ammonia levels were within the normal range at baseline and remained normal during the study.  15N tracer data was suggestive of KB195 activity in reducing a marker of microbiome ammonia production, showing a decrease in urinary 15N in two of three evaluable patients and an increase in 15N in stool in four of four patients.  These data extended the results observed in the clinical study of KB195 in healthy volunteers.

A Phase 2 clinical trial of KB195 under an IND and CTAs was also initiated in 2019 and is currently ongoing.  This trial will enroll up to 24 patients inadequately controlled on standard of care for an 8-week treatment period; dose will be escalated from 9 g twice daily ,or BID, to 36 g BID and will evaluate plasma ammonia levels, including proportion of patients with ≥15 percent decrease in fasting plasma ammonia as well as safety and tolerability.  The data are expected in the fourth quarter of 2020.

We previously conducted a randomized double-blind, placebo-controlled clinical study to evaluate the effect of KB195 on microbiome nitrogen metabolism in health volunteers.  Subjects were randomized to receive KB195 (N=12), a negative control (N=11) or a comparator glycan (N=12).  Safety and tolerability were assessed using the GITQ and BSS and microbiome ammonia production was measured using the established marker 15N lacto-ureide as a stable isotope tracer.  In this study, KB195 was generally well tolerated, with 4 patients on KB195 reporting diarrhea based on the BSS, compared with 4 patients on the negative control and 10 patients on the comparator glycan.  KB195 demonstrated a 33% median decrease in urinary 15N excretion compared to baseline; the difference in urinary 15N excretion for KB195 compared to negative control was 41% (p=0.0126).  Patients receiving the comparator glycan experienced a 49% decrease in urinary 15N excretion compared to baseline; the difference between the observed decrease in urinary 15N excretion between the comparator glycan and KB195 was not statistically significant.

Hepatic Encephalopathy

Disease overview

HE describes a spectrum of potentially reversible neurologic and psychiatric abnormalities generally observed in patients with liver failure. HE is a common complication of cirrhosis, ranging from minimal hepatic encephalopathy (“MHE”) to overt hepatic encephalopathy (“OHE”). The pathogenesis of HE has long been linked to ammonia levels, and is now understood to be multifactorial and includes factors such as intestinal dysbiosis, gut hyperpermeability and neuroinflammation.

Patients with cirrhosis also have an increased risk of developing bacterial infections, and infection is a common precipitant of HE, as well as an independent predictor of mortality in these patients.  In the United States, we estimate that there are approximately 700,000 patients with cirrhosis inclusive of more than 100,000 patients with OHE, and up to 400,000 with MHE, many of whom remain undiagnosed. In Europe, we estimate there are more than 1 million patients with cirrhosis, inclusive of more than 200,000 patients with OHE and up to 600,000 patients with MHE, many of whom have not yet been diagnosed.

Currently available therapies

Medical treatment of HE currently includes treatment of the underlying precipitant, if present, such as gastrointestinal bleeding or infection. There are two approved chronic drug treatments for OHE-lactulose and rifaximin. Although there have been small investigational studies into treatments for MHE, there are currently no approved therapies for MHE, which is a significant medical need.

Our MMT candidate selection

We selected KB174 as a candidate for the potential treatment of HE.  KB174 was selected based on its ability to reduce ammonia and pathogens ex vivo as well as results from a clinical study of KB174 in patients with well-compensated liver cirrhosis. Forty adult patients with liver disease were enrolled in this double-blind, controlled clinical study. Patients were randomized to receive KB174 or maltodextrin (a negative control), orally (titrated to 36g BID) for 28 days. Safety and tolerability were assessed using the GITQ and BSS and microbiome ammonia production was measured using the 15 N lacto-ureide as a stable isotope tracer.

In this study, patients with cirrhosis treated with KB174 had a 26% median reduction from baseline in urinary 15N excretion, a biomarker of microbiome ammonia production, compared to a 3% median reduction from baseline in urinary 15N excretion for patients receiving maltodextrin.  KB174 was well tolerated and no clinically significant or serious treatment-related adverse events were observed.

Results from a dosing study with KB174 in healthy subjects showed reductions in urinary 15N excretion consistent with the study in patients with cirrhosis and was well tolerated with no clinically significant or serious treatment-related adverse events.

Future plans for clinical development in HE

The focus of the HE program will be to further characterize the effects of KB174 and to develop a novel therapy that addresses patients at risk for HE, including those with MHE as well as OHE.

We intend to initiate the next human clinical study with KB174 in patients in the second half of 2020.  This study will enroll patients with HE and evaluate the effect of KB174 on clinically relevant outcomes and to further characterize the safety and tolerability of KB174.

We intend to engage with the FDA on design elements of future clinical studies KB174 with the goal of aligning on a program that will enable evaluation, and ultimate registration, of KB174 for reduction in risk of OHE in cirrhotic patients.  Feedback from the FDA is that if we elect to file an IND, we may do so with a Phase 3 pivotal trial. The European Medicines Agency (“EMA”) has provided similar feedback.

Infections caused by patheogenic bacteria including multi-drug resistant strains

Scientific rationale

Gut commensal bacteria minimize colonization of potential pathogens and maintain the intestinal barrier, thus preventing pathogen translocation to the bloodstream and other organs that ultimately causes infection. A diverse microbiome has been associated with numerous positive health outcomes. The administration of chemotherapy or antibiotics reduces diversity of the microbiome, interfering with its ability to perform these critical protective functions. We believe one potential way to restore the diversity of commensal bacteria is through administration of MMTs that can be metabolized exclusively by commensal bacteria, but not by pathogens. This strategy may therefore increase the diversity and biomass of the commensal microbiota and lead to a reduction in the abundance of pathogens. MMTs thus represent an antibiotic-sparing approach with no known mechanism of resistance for the fight against infectious disease caused by MDR bacteria.

Disease overview

Multi-drug resistant (“MDR”) pathogens are a significant and growing global health threat. In the United States alone, antibiotic resistant bacteria cause infections in more than 2.8 million people per year, and this number is growing. As antibiotics become less effective for the treatment and prevention of infectious diseases, infections that were once easily managed have become progressively more difficult to treat. Patients who develop MDR infections consume more healthcare resources and have a higher mortality rate than patients infected with non-resistant strains of the same bacteria.

The risk of MDR pathogen colonization is significantly increased in patients with compromised immune systems, those on long term antibiotics, and those with protracted hospitalizations. Our initial focus is in patients scheduled to undergo hematopoietic stem cell transplantation (“HSCT”), a population at high risk of infection. HSCT is used for the treatment of cancer and certain autoimmune diseases. Bacterial infections are common after HSCT, due to pre-transplant immune system ablation. The use of prophylactic antibiotics was instituted to reduce the rate of such infections; however careful studies of mortality have shown that their use is associated with a significantly increased rate of death. Patients with low microbiome diversity had a significantly greater mortality than those maintaining a high diversity (67% vs 36% mortality at three years). This is thought to be mediated by the adverse effect the antibiotics have on the microbiome. The dysbiotic microbiome in turn facilitates colonization with pathogenic organisms, which may then lead to infection. These infections are a significant cause of patient mortality, excluding mortality due to the primary disease. In the United States, approximately 23,000 patients undergo HSCT each year.

Currently available therapies

While there are no treatments currently approved for prevention of infections in patients scheduled to receive HSCT, some clinicians treat patients prophylactically with an antibiotic from one of several classes, such as quinolones, beta-lactams or glycopeptides. If a patient develops an infection, they are treated empirically with antibiotics based on the likely organism and site of infection. While a significant number of antibiotics are commercially available, delays in treating an infection with an effective antibiotic is associated with increased morbidity and mortality, and some MDR infections have limited or no effective treatment options.

Our product candidate—KB109

KB109 is our lead MMT candidate for development as a potential prevention of infections caused by MDR bacteria. KB109 nomination resulted from its performance relative to a wide range of other MMTs in ex vivo screening of microbiome samples from healthy volunteers, as well as microbiome samples from intensive care unit patients.

The initial opportunity is to prevent systemic infections in patients undergoing HSCT. Prophylactic treatment with antibiotics lowers gut microbiome diversity and is associated with a higher mortality rate after HSCT.  KB109 is a non-antibiotic approach that is hypothesized to selectively enhance the growth of beneficial gut bacteria at the expense of pathogens (e.g. carbapenem-resistant enterobacteriaceae, Vancomycin-resistant enterococcus, and extended spectrum beta-lactamase-producing enterobacteriaceae) which may then reduce the risk of subsequent infection. Prior to studying patients undergoing HSCT, we are conducting a first-in-human clinical trial in medically stable patients colonized with MDR pathogens. This study will enroll up to 50 patients to assess the safety and tolerability of KB109 and to evaluate the reduction in relative abundance of the colonizing pathogens.  Data from this study are expected in the fourth quarter of 2020.  The results of this proof of concept study with KB109 will also provide information on the ability to reduce species that contribute to inflammation (e.g. Enterobacteriaceae) colonizing the microbiome and may expand the opportunity of this program beyond pathogens into immune mediated and inflammatory diseases.

Future pipeline opportunities

We are currently pursuing a number of opportunities beyond our initial pipeline. Our proprietary product platform is designed to generate the knowledge and insights required to support discovery and development work in a wide range of areas, including where evidence of a link to the microbiome exists but the biology is not yet fully defined. We believe that these areas of more complex microbiome-human biology present an opportunity to leverage our human-centric discovery and development approach and computational expertise.

We are investing in the infrastructure necessary to support this vision. We are expanding our ex vivo screening to incorporate new outputs. These new outputs include cell-based assays, which allow us to assess our MMT candidates’ effects on human response, targeted and untargeted metabolomics, and whole transcriptome shotgun sequencing. We have started a collaboration with BIOASTER in Paris, France, to expand the functional read-outs on our ex vivo platform with focus on immune modulation. We believe that this platform will further strengthen the predictive value of our ex vivo platform in immune-driven diseases. We aspire to expand our synthetic chemistry to chemical classes beyond complex carbohydrates and thereby discover novel MMTs across multiple chemical classes. We also continue to build our computational biology and data science capabilities, which are a critical underpinning of our approach and allows us to bring large, diverse datasets together to drive richer and more meaningful conclusions about our MMT candidates and the microbiome. We are also open to opportunities to leverage our proprietary product platform in combination with other approaches to the microbiome.

We have active programs in discovery, including work in immuno-oncology and cardiometabolic and liver diseases. Correlative data has been published for each of these areas suggesting that the microbiome plays a critical role, and our discovery efforts are largely focused on either establishing a mechanistic hypothesis or establishing and optimizing an ex vivo screen to address these opportunities. We will advance our lead MMT candidates once identified for future pipeline opportunities through either the drug or non-drug pathway.

Over the last 12 months, we have initiated three new collaborations that we believe will help us elucidate the potential of MMTs in the areas mentioned above. A collaboration with Institute Gustave Roussy in Paris with the teams of Professor Laurence Zitvogel and Guido Kroemer will explore the potential of MMTs to improve the outcome of immune checkpoint inhibitor (“ICI”) treatment. Using our ex vivo platform and advanced in vitro and in vivo (mouse) models at Institute Gustave Roussy, we aim to identify candidate MMTs that improve response rate to ICI treatment that will then be tested in clinical studies. In a collaboration with Jeffrey Gordon at Washington University (St. Louis), we will employ an advanced molecular toolbox to study the mechanisms by which selected MMT candidates are metabolized by the gut microbiome and the impact on key functions in the host. We believe that this will facilitate future MMT development and design of preclinical and clinical studies.  Finally, we have entered into a partnership with Janssen where we aim to employ our computational capabilities and ex vivo platform to identify MMT candidates that favor the establishment of a gut microbial ecosystem that decreases the risk of the development of child-onset of atopic diseases, including food allergies. This program is designed to deliver MMT candidates for subsequent clinical testing.

Manufacturing

We have developed proprietary methods for the manufacture of MMT candidates that we believe are scalable and transferable to current good manufacturing practice requirements (“cGMP”). Our MMT candidates are synthesized, purified and isolated using standard small molecule unit operations (such as batch synthesis and column chromatography). The manufacturing process produces bulk MMT candidates suitable for oral administration in a variety of forms, including liquids and spray dried powders in sachets. In addition, we have established robust analytical methods to assess the identity and purity of our MMT candidates. We believe that these controlled manufacturing processes and analytical methods will allow us to produce and release cGMP batches of material with consistent quality.

Our internal manufacturing capabilities include the production of batches of our MMTs for ex vivo screening and testing, toxicology and human clinical studies.

We currently rely on third-party manufacturers for the GMP production of larger quantities of MMT candidates for clinical trials. Our internal personnel have extensive cGMP manufacturing experience in order to ensure efficient technology transfer and to oversee the development and manufacturing activities conducted by third-party manufacturers.

While we do not have a current need for commercial scale manufacturing capacity, at the appropriate time we intend to evaluate options for further engaging our existing third-party manufacturers and/or building our own pharmaceutical grade cGMP internal capabilities.

Intellectual property

Overview

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patent protection in the United States and internationally for our product candidates and discovery platform. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We plan to continue to expand our intellectual property estate by filing patent applications directed to pharmaceutical compositions, methods of treatment, methods of manufacture or identified from our ongoing development of our product candidates, as well as discovery based on our proprietary product platform. Our level of success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce any patents that we may obtain, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent may be challenged in courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot guarantee that our pending patent applications, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or at all, whether the claims of any patent applications, should they issue, will cover our product candidates, or whether the claims of any issued patents will provide sufficient protection from competitors or otherwise provide any competitive advantage. We cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and product candidates.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office “USPTO”, to determine priority of invention. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Patent portfolio

Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of December 31, 2019, our patent portfolio in total consisted of nine issued U.S. patents, two issued European patents, 13 issued patents in other jurisdictions (Argentina, Australia, Canada, China, Colombia, Hong Kong, Indonesia, Mexico, New Zealand, Singapore and South Africa), and over 100 pending non-provisional applications (U.S., EP and other jurisdictions), which include claims directed to compositions, methods of use and manufacturing processes. All patents are owned by us. Certain patents and patent applications described above are licensed exclusively to Midori USA, Inc. for use in the animal health field

The patent portfolio includes patents and applications (numbers for U.S. and Europe only) with claims directed to the following:

MMT platform

We own five issued U.S. patents (U.S.10,131,721; 9,205,418; 9,079,171; 8,476,388; and 8,466,242), two issued EP patents (EP 3071235 and EP 2681247), several pending patent families (with national, non-provisional applications) and one pending Patent Cooperation Treaty (“PCT”) containing composition of matter, method of making and use claims related to our MMT platform. The issued patents in the earliest of these families are expected to expire in 2032, not including any patent term adjustments and any patent term extensions.

UCD and HE

We own one issued U.S. patent (U.S. 9,901,595), one issued EP patent (EP 3071235), and three pending PCT application containing composition of matter, method of treatment and use claims related to our UCD and HE programs. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

Multi-drug resistant Bacteria Infections

We own two issued U.S. patents (U.S. 10,314,853; 9,757,403), one issued EP patent (EP 3071235), and one pending PCT application containing method of treatment and use claims related to our pathogen program. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

Immuno-oncology

We own one family of patent applications containing composition of matter, method of treatment and use claims related to our immune-oncology program.

Patent term

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the U.S., the base term is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent. The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of such an FDA-approved drug, an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or fourteen years from the date of the FDA approval of the drug, and a patent cannot be extended more than once or for more than a single product. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency.

If and when our product candidates receive FDA approval, we expect to apply, if appropriate, for patent term extension on patents directed to those product candidates, their methods of use and/or methods of manufacture. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Trade secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to Our Intellectual Property.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, strong competition and an emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from many different sources, including larger pharmaceutical companies with more resources. Specialty biotechnology companies, academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

The field of microbiome drug development is rapidly evolving and although there are currently many bacterial product candidates in development by companies that target the microbiome (e.g., Seres Therapeutics, Inc., Synlogic, Inc. and Evelo Biosciences, Inc.), we believe that we have a differentiated approach and do not consider ourselves to be in competition with these bacterial microbiome approaches.

Although our novel chemistry approach is unique from most other existing or investigational therapies across the disease areas where our development is focused, we will need to compete with all currently or imminently available therapies in these areas. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:

•

Urea Cycle Disorders: The currently approved treatments for UCD are largely NBTs such as glycerol phenylbutyrate, sodium phenylbutyrate and sodium benzoate. Investigational therapies are being developed by several specialty pharmaceutical and biotechnology companies, including UltraGenyx Pharmaceuticals Inc. and Acer Therapeutics.

•

Hepatic Encephalopathy: The two marketed therapies for HE are rifaximin and lactulose, but there are several investigational therapies being developed by large and specialty pharmaceutical and biotechnology companies, including Mallinckrodt Pharmaceuticals, Axcella Health, Inc. and Bausch Health Companies Inc.

•

Multi-drug Resistant Pathogens: All existing marketed therapies targeting vancomycin-resistant enterococci and carbapenem-resistant enterobacteriaceae are antibiotics, such as those made by Pfizer Inc., Allergan plc, Merck & Company, Inc., and others. Investigational therapies that are in later stages of development are also antibiotic approaches. The few microbiome-based approaches in clinical development are intended as combination therapies with antibiotics.

If we decide to commercialize any of our MMTs as non-drug products, we will compete with nutrition, medical food or consumer health companies, including Abbott Nutrition, Nestle Health Science, Nutricia, a division of Danone, Reckitt Benckiser and Perrigo.

Government regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval (when required), advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs such as those we are developing as well as dietary non-drug products and foods. We, along with our contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval for our product candidates. The process of obtaining regulatory approvals of drugs for therapeutic indications or commercialization of non-drug products and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products as well as dietary non-drug products such as foods under the Federal Food, Drug and Cosmetic Act (“FD&C Act”), its implementing regulations and other laws. At this time none of our MMTs have been approved by the FDA for marketing for therapeutic indications in the United States or been authorized for use as a food or medical food. If we fail to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled enforcement letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

We anticipate that the process required by FDA for our MMT candidates to be marketed in the United States as drugs for therapeutic indications will generally involve the following:

•	completion of preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
•	submission to the FDA of an IND application;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations, including approval by an IRB or independent ethics committee at each trial site, to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of a New Drug Application (“NDA”), including payment of user fees and acceptance by the FDA of the NDA;
•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
•

compliance with ay post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

FDA regulation of food uses

To date, we have not elected a product candidate to develop and market as a food and may elect never to do so. If we decide to develop one or more of our MMTs as a conventional food product, we will have to follow regulations applicable to food uses.

The FDA and other regulatory authorities, including the Federal Trade Commission (“FTC”), regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, advertising, promotion, distribution, safety, and adverse event reporting of conventional foods. Among other things, manufacturers of conventional foods and medical foods must meet relevant cGMP, and certain requirements that govern the manufacturing, packaging, labeling and holding of foods.

Under sections 201(s) and 409 of the FD&C Act, any substance that is reasonably expected to become a component of food or added to food is a food additive, and is therefore subject to FDA premarket review and approval, unless the substance is generally recognized among qualified experts as having been adequately shown to be GRAS. Any food that contains an unapproved food additive is considered adulterated under section 402(a)(2)(C) of the FD&C Act. GRAS ingredients are exempt from the definition of food additive and from the mandatory premarket approval requirements for food additives. Under sections 201(s), and FDA’s implementing regulations in 21 CFR § 170.3 and 21 CFR § 170.30, the use of a food substance may be GRAS either through scientific procedures or, for a substance used in food before 1958, through experience based on common use in food.

General recognition of safety through scientific procedures requires the same quantity and quality of scientific evidence as is required to obtain approval of the substance as a food additive and ordinarily is based upon published studies, which may be corroborated by unpublished studies and other data and information. General recognition of safety through experience based on common use in foods requires a substantial history of consumption for food use by a significant number of consumers. If an ingredient is GRAS for one use, it is not necessarily GRAS for all uses. Under section 201(s) of the FD&C Act, it is the intended use of a substance, rather than the substance itself, that is eligible for classification as GRAS.

Manufacturers of GRAS substances may voluntarily provide the FDA with a notification of GRAS determination, which includes a description of the substance, the applicable conditions of use, the dietary exposure and an explanation of how the substance was determined to be safe for the intended use. Upon review of such a notification, the FDA may respond with a “no questions” letter stating that while it has not made its own GRAS determination, it has no questions at the time regarding the applications’ own GRAS determination. Alternatively, manufacturers may elect to “self-determine” a given substance as GRAS without the voluntary FDA notification but should retain all applicable safety data used for GRAS determination in the case of FDA inquiry. We currently test certain glycan substances which we have determined are safe for human clinical studies. This assessment is based on initial safety assessments conducted by qualified experts from third-party scientific consulting organizations and because these compounds are related to a class of compounds that is GRAS based on their history of safe human exposure when utilized for particular uses as food substances.

With certain exceptions, clinical investigations in which an investigational drug is administered to human subjects must be conducted under an IND, as required by FDA regulations. The FDA has published a guidance document for clinical investigators, sponsors, and IRBs, Investigational New Drug Applications (INDs) — Determining Whether Human Research Studies Can Be Conducted Without an IND , that provides the FDA’s thinking on when an IND is required for human research studies. FDA’s interpretation of its regulations, as articulated in this guidance, do not require human testing of food, dietary supplements, or GRAS substances to be conducted under an IND unless such testing is intended to evaluate the product’s ability to diagnose, cure, mitigate, treat, or prevent a disease or condition. FDA specifically recognizes an IND will not be required when a study is designed to “evaluate the tolerability of a food in a specific susceptible population, including individuals with a disease in a diseased population,” provided the study is not designed to assess the impact of the food or medical food on the disease. There is no assurance that FDA’s thinking on this matter will not change, and if it does, FDA may decide to take enforcement action against testing of GRAS substances that it believes should be conducted under an IND, or the FDA may delay or deny an IND submitted with supporting data from human studies not conducted under an IND, or require alternate or additional data to support such a IND before authorizing an applicant to proceed.

Additionally, depending on the circumstances, the use of a substance in certain clinical investigations may restrict the marketing of such substance in food. Section 301(ll) of the FD&C Act prohibits the marketing of any food to which has been added a drug or biologic for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, unless the substance was marketed in food before any substantial clinical investigations involving the drug or biologic were instituted or one of the other exceptions in section 301(ll) applies. Marketing the substance of interest in food before seeking an IND or beginning any clinical investigations preserves the option to continue to market the substance in those forms after substantial clinical investigations have been instituted and their existence has been made public.

The FDA may classify some or all of our potential product candidates as containing a food additive that is not GRAS. Such classification would cause these product candidates to require pre-market approval for a food additive regulation, which could substantially delay or prevent the commercialization of these product candidates for non-drug uses. Any delay in the regulatory consultation process, or a determination that any of our drug or food product candidates do not meet regulatory requirements of FDA, including any applicable GRAS requirements, could cause a delay in the commercialization of our product candidates, which may lead to reduced acceptance by the public or others or an inability to commercialize those candidates at all.

FDA regulation of medical food uses

In parallel with our development of MMT product candidates for therapeutic indications, we are exploring the development of some of our product candidates as medical food products. To date, we have not elected a product candidate to develop and market as a medical food and may elect never to do so.

The FDA and other regulatory authorities, including the FTC also regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, advertising, promotion, distribution, safety, and adverse event reporting of medical foods. Among other things, manufacturers of medical foods must meet relevant cGMP and certain requirements that govern the manufacturing, packaging, labeling and holding of foods.

As defined in section 5(b)(3) of the Orphan Drug Act (21 U.S.C. 360ee(b)(3)), a medical food is “a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.” The FDA has established a regulation at 21 C.F.R. 101.9(j)(8) that further defines medical foods as a product that is (1) is specially formulated and processed product (as opposed to a naturally occurring foodstuff used in its natural state) for the partial or exclusive feeding of a patient by means of oral intake or enteral feeding by tube; (2) is intended for the dietary management of a patient who, because of therapeutic or chronic medical needs, has limited or impaired capacity to ingest, digest, absorb, or metabolize ordinary foodstuffs or certain nutrients, or who has other special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone; (3) provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical evaluation; (4) is intended to be used under medical supervision; and (5) is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.

The FDA considers the statutory definition of medical foods to narrowly constrain the types of products that fit within this category of food. Medical foods are a distinct category of food applications. The marketing of medical foods generally does not require pre-market approval. The medical food category may offer promising opportunities for our products because a medical food can be marketed without first obtaining FDA approval. There can be no assurance we will be able to develop the data that are needed to substantiate the positioning of the product as a medical food or that FDA would concur the product meets the medical food definition.

Preclinical and clinical trials for drugs

Once a product candidate is identified for development as a drug, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to evaluate the potential for adverse events, which must be conducted in accordance with federal regulations and requirements, including GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data as well as the results of our human clinical studies, are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical trials involve the administration of the product candidate to human volunteers under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol for our product candidates for therapeutic indications must be submitted to the FDA as part of the IND. An IRB for each investigator site proposing to participate in a clinical trial must also review and approve the clinical trial before it can begin at that site. The FDA’s regulations provide additional safeguards for pediatric subjects enrolled in clinical trials of investigational products. For example, under the FDA’s regulations, a clinical investigation involving greater than minimal risk to children but that presents the prospect of direct benefit to individual subjects may involve pediatric subjects only if the IRB finds that the risk is justified by the anticipated benefit to the subjects, the relation of the anticipated benefit to the risk is at least as favorable to the subjects as that presented by available alternative approaches, and adequate provisions are made for soliciting the consent of the pediatric subjects and the permission of their parents and guardians. Further, the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing of product candidates for therapeutic indications also must satisfy extensive GCP requirements, including requirements for informed consent.

Human clinical trials for therapeutic indications are typically conducted in three sequential phases, which may overlap or be combined. In certain circumstances, where sufficient evidence of safety and tolerability are collected from preclinical studies and other human experience with a product, such as our human clinical studies, we believe a human clinical trial may begin as late as Phase 3.

•

Phase 1 — Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase 2 — Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase 3 — Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or a Biologics License Application. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. Furthermore, if a designated orphan product receives marketing approval for an indication broader than the rare disease or condition for which it received orphan designation, it may not be entitled to orphan exclusivity.

Expedited development and review programs for drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life- threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug or biologic may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under Priority Review, FDA must review an application in six months compared to ten months for a standard review. Additionally, products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the standards for approval but may expedite the development or review process.

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing of our product candidates for drug uses, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. An Agreed Initial Pediatric Study Plan requesting a waiver from the requirement to conduct clinical studies has been submitted to the FDA.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are compliant with cGMP requirements and adequate to assure consistent production of the Sponsor product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including any inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. There is also a continuing, annual prescription drug product program user fee.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other potential consequences up to and including revocation of product approvals.

Other regulatory matters

Manufacturing, sales, promotion and other activities following product approval or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the FTC, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations.

Current and future healthcare reform legislation

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

The Patient Protection and Affordable Care Act (“ACA”) for example, may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. With the current Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA, which may impact reimbursement for drugs. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal and replace elements of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Packaging and distribution in the United States

If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

Other U.S. environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the European Economic Area (“EEA”) medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure — If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

•

National authorization procedures — There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure — Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure — In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The CTA must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Additionally, should we elect one or more product candidates to develop and market as non-therapeutic dietary non-drug products or food products in foreign countries, such products would also be subject to regulation under various national, local, and international laws that include provision governing, among other things, the formulation, manufacturing, packaging, labeling, advertising. These regulations may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our non-therapeutic product candidates.

The regulatory environment outside the United States varies and in general is less developed then in the United States, but some exceptions do exist. The regulatory requirements for nutritional non-drug products and food products outside of the United States varies greatly from jurisdiction to jurisdiction. Each jurisdiction may have its own regulatory framework regarding nutritional non-drug products and food products. The two leading jurisdictions, the United States and the Europe, currently have and may continue to in the future to have distinctly different regulatory regimes with different rules and requirements nutritional non-drug products and food products, with, for example, the European Union having a stronger process for claims review and preapproval for nutritional products. Regulation in Europe is exercised primarily through the European Union, which regulates the combined market of each of its member states. Other European countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to dietary products.

We cannot predict how the global regulatory landscape regarding our possible nutritional non-drug products or food products, if any, will evolve and we may incur increased regulatory costs as regulations in the jurisdictions in which we operate evolve or change. We cannot predict whether or when any jurisdiction will change its regulations with respect to any of our product candidates.

Should we utilize third part distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Government regulation of food for special medical purpose in the European Union

The regulatory requirements for foods for special medical purposes (“FSMPs”), in the European Union cover FSMP development and commercialization.

In the European Union, FSMPs are designed to feed patients who, because of a particular disease, disorder or medical condition, have nutritional needs that cannot be met by consuming standard foodstuffs. European Union Regulation defines ‘ food for special medical purposes ’ as food specially processed or formulated and intended for the dietary management of patients, including infants, to be used under medical supervision; it is intended for the exclusive or partial feeding of patients with a limited, impaired or disturbed capacity to take, digest, absorb, metabolize or excrete ordinary food or certain nutrients contained therein, or metabolites, or with other medically-determined nutrient requirements, whose dietary management cannot be achieved by modification of the normal diet alone.

Businesses intending to commercialize FSMPs in the European Union are required to register their FSMPs by submitting notifications regarding FSMP use, demonstrating compliance with applicable European Union rules, prior to market commercialization. These notifications to competent authority of each European Union Member State include information appearing on the label, and any other information the competent authority may reasonably request to establish compliance with this Regulation.

The European Commission may decide, by means of implementing acts (a) whether a given food falls within the scope of this Regulation; and (b) to which specific category of food a given food belongs. European Food Safety Authority Guidance provides, among other requirements, that the dossier must include an explanation of the scientific and medical basis on which it has been concluded that the use of the specific food product is necessary or is more practical or safer than the exclusive use of non-FSMP foodstuffs.

FSMPs can also fall within the scope of the novel food legislation in the European Union. Where an ingredient used in the FSMP to be marketed in the European Union falls within the definition of a ‘novel food ingredient’ prior authorization for use of the ingredient needs to be sought. A “novel” food or food ingredients as food that has not been consumed to a significant degree by humans in the European Union before May 15, 1997 and that falls within one of the ten food categories listed. Novel foods and novel food ingredients can only be authorized if they do not pose a safety risk to human health, their intended use does not mislead the consumer and they do not differ from the food they are intended to replace in such a way that its normal consumption would be nutritionally disadvantageous for the consumer. The authorization procedure is likely to take between 12 and 18 months.

In accordance with European Union clinical trials directives, before a clinical trial site is allowed to start enrolling patients in a clinical trial, the IRB or (IEC), must provide a positive opinion concerning the study protocol and all study-related materials. The competent authorities of the relevant European Union Member State must also provide their related authorization. Clinical trials involving the investigation of the action of non-medicinal products (e.g. foods, such as many FSMPs), are not covered and are not required to register the clinical trial or to complete a CTA for approval by an European Union Member State.

Employees

As of December 31, 2019, we had 91 full-time employees, of which 31 have Ph.D. or M.D. degrees and 69 are currently engaged in research and clinical development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be very strong.

Facilities

Our corporate headquarters are located in Lexington, Massachusetts, where we currently lease 107,000 square feet of laboratory and office space. The lease expires in 2029, subject to one option to extend the lease for 10 years.

We also lease 50,000 square feet of laboratory and office space located in Bedford, Massachusetts. This lease expires in June 2020 and currently houses our pilot production operations. We believe our facilities are sufficient for our current needs.

Legal proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

We were incorporated in January 2015 as VL32, Inc. under the laws of the State of Delaware. In November 2015, we changed our name to Kaleido Biosciences, Inc. Our principal executive office is located at 65 Hayden Avenue, Lexington, Massachusetts, and our telephone number is (617) 674-9000. Our website address is www.kaleido.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

On March 4, 2019, we completed the IPO of our common stock pursuant to which we issued and sold 5,000,000 shares of our common stock at a price to the public of $15.00 per share.  We received aggregate gross proceeds from our IPO of $75.0 million, or aggregate net proceeds of $67.8 million after deducting underwriting discounts and commissions and other offering costs.  None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Information and Segments

The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II—Item 8—Financial Statements and Supplementary Data. The company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The company is developing red cell therapeutics for the treatment of patients with severe diseases. All of the company’s tangible assets are held in the United States. See Note 2 to our consolidated audited financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our consolidated audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Available Information

Our Internet address is www.kaleido.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors and Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” and in our other filings with the Securities and Exchange Commission. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business, technology and industry

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2019, we had cash and cash equivalents totaling $71.2 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K. We will require additional capital to sustain our operations, including our development programs. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our MMT candidates. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, as necessary, and become commercially viable. Our lead product candidates are currently in clinical development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the years ended December 31, 2019 and 2018, we reported net losses of $86.3 million and $61.7 million, respectively. As of December 31, 2019, we had an accumulated deficit of $192.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies, clinical studies and clinical trials of our current and future product candidates, to validate the manufacturing process and establish specifications for our product candidates, to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of December 31, 2019, we had $71.2 million of cash and cash equivalents on hand. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

In addition, as noted above, we have identified conditions and events that raise substantial doubt as to our ability to continue as a going concern if we are unable to obtain funding on a timely basis. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report.

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

Microbiome Metabolic Therapies (“MMT” or “MMTs”) are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business, obtain regulatory approvals or identify alternate regulatory pathways to market for such product candidates.

Microbiome therapies and therapy candidates in general, and our MMT candidates in particular, are a relatively new and novel approach. In the United States and the European Union, no products to date have been approved specifically demonstrating an impact on the microbiome as part of their therapeutic effect. MMTs and microbiome therapies in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. Our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates that we pursue as drugs, prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments, if available, with which they are more familiar and for which greater clinical data may be available. Our access will also depend on consumer acceptance and adoption of our products that we commercialize. Adverse events in clinical studies and clinical trials of our product candidates or in clinical trials by others developing similar products and the resulting publicity, as well as any other adverse events in the field of the microbiome, could result in a decrease in demand for any product that we may develop. In addition, responses by the United States, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

All of our initial product candidates for which we make a drug development path decision, including any targeting urea cycle disorders (“UCD”), and hepatic encephalopathy (“ HE”), will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a therapeutic product commercially.

For any product candidate that we choose to develop as a drug product candidate, our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates as a drug targeting UCD or HE. We filed an IND with the FDA, for our initial therapeutic product candidate, which has cleared and allowed us to commence a Phase 2 clinical trial for UCD. Similar clinical trial applications have been approved in countries outside the US, including in Europe and the Middle East, where we are also conducting the study. However, our clinical trials may experience preliminary complications in trial execution, such as complexities surrounding regulatory clearance of our clinical trial applications, the need for additional preclinical data to support allowance for those applications, the need for additional preclinical data to support authorization to proceed under those applications, trial design and establishing trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues.

Our Phase 2 clinical trial is intended to allow us to evaluate the efficacy of KB195 in reducing ammonia in UCD patients. In compliance with FDA regulations, the clinical trial is initially enrolling only adults. We plan to include pediatric patients as soon as possible, as UCD primarily affects pediatric patients. We expect this will also be acceptable to regulatory authorities outside of the United States where we plan to conduct the trial. However, trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies can be difficult to recruit for and many sites are largely ill-equipped to manage pediatric subjects for the requisite daily time period to ensure adherence to the schedule of a clinical trial, which in turn can limit site availability, therein driving cost. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, could require us to abandon one or more clinical trials altogether, could impact our ability to raise additional capital and could delay or prevent our ability to obtain necessary regulatory approvals for any drug product candidate. In addition, because UCD primarily affects pediatric patients, if we are unable to obtain regulatory approval for KB195 for an indication including pediatric patients, the commercial prospects or viability for our product candidate could be materially harmed, even if we obtain regulatory approval for an indication including adult patients.

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

Successful development of product candidates is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	preclinical or clinical study results may show our product candidates to have less activity than desired or to have harmful or problematic side effects or toxicities;
•

clinical trial results may show our therapeutic product candidates to be less effective than expected or desired (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

•

failure to execute the clinical studies or clinical trials caused by slow enrollment in clinical studies and clinical trials, patients dropping out of clinical trials or volunteers dropping out of clinical studies, length of time to achieve clinical trial endpoints, additional time requirements for data analysis, inability to validate the manufacturing process or to achieve cGMP compliance for our product candidates or inability to identify a suitable bioanalytical assay method agreeable to our regulators;

•

failure to receive the necessary regulatory approvals or a delay in receiving such approvals for, including but not limited to, a NDA, delays in NDA preparation, a new dietary ingredient notification, discussions with and responding to the FDA or other regulatory authorities request for additional preclinical or clinical data or unexpected safety or manufacturing issues;

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

In addition, if any of our drug product candidates is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration. If approved, our drug products would be subject to restrictions on our products’ labels and other conditions of regulatory approval that may limit our ability to market our products for therapeutic indications. We will also need to comply (and ensure that our third-party contractors comply) with current cGMPs and Good Clinical Practices (“GCPs”), as we (and our third-party contractors) will be required to comply with cGMPs for products used in any clinical trials. In addition, we will need to comply with GCPs for any therapeutic indications we develop for approval and for any additional therapeutic indications we develop after approval of our first drug candidate.

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

Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application to the EMA, and similar marketing applications to comparable other regulatory authorities, for each product candidate for therapeutic indications and, consequently, the ultimate approval and commercial marketing of any product candidates for therapeutic indications. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

•	regulators or IRBs, ethics committees, or ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

clinical trials of any product candidates may fail to show safety, potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be more complicated or slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	we may need to add new or additional clinical trial sites;
•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•	the cost of preclinical studies, clinical studies and clinical trials of any product candidates may be more than we anticipate or more than our available financial resources;
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

•

preclinical studies, clinical studies or clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

•

the FDA or other regulatory authorities may disagree with the design, implementation or results of our clinical studies or clinical trials or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

We may experience difficulties in patient identification and enrollment in our clinical studies and clinical trials for a variety of reasons. The timely completion of clinical studies or clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the clinical study or clinical trial until its conclusion. The enrollment of patients depends on many factors, including, but not limited to:

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

From time to time, we expect to publish interim top-line or preliminary data from our clinical studies and clinical trials. Interim data from these clinical studies and clinical trials that we may complete are subject to the risk that one or more of the outcomes may materially change as patient enrollment continues, and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We face an inherent risk of product liability as a result of testing our product candidates in clinical studies and clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical studies, clinical trials, manufacturing, marketing or sale. Any such product liability claims may include, but are not limited to, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring a product candidate to the market;
•	decreased demand for our products;
•	damage to our reputation;
•	withdrawal of clinical study or clinical trial participants and patients and inability to enroll future participants or continue clinical studies or clinical trials;
•	initiation of investigations by regulators;
•	costs to defend the related litigation or implement corrective actions;
•	diversion of management’s time and our resources;
•	substantial monetary awards to participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate via any regulatory pathway; and
•	decline in our share price.

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

Our projections of the market sizes we may target and number of people who have the diseases or conditions we target, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases or regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population for product candidates we decide to develop as drug product candidates. The number of individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates that we decide to develop as drugs may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications or expanding the target market size for non-drug products.

We are early in our development efforts and may not be successful in our efforts to use our proprietary product platform to build a pipeline of product candidates and develop marketable products.

We are developing our proprietary product platform to systematically direct functional outputs of the microbiome organ. However, our proprietary product platform has not yet, and may never lead to, FDA approved or commercialized products. We are developing our initial product candidates and additional product candidates that we intend to use in a number of areas of health and disease, including UCD, HE, MDR pathogens, cardiometabolic diseases, liver disease, and cancer. We may have problems applying our technologies to these other areas, and our product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture the compounds, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

We anticipate competing with the largest healthcare companies in the world, all of which have greater financial and human resources than we currently have. In addition to these fully integrated healthcare companies, we also compete with those companies whose products target the same indications as our product candidates. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our products or that would render our product candidates obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other therapies targeted at the microbiome continue to accelerate.

In addition, there are a number of other companies targeting the microbiome, e.g. Synlogic, Inc., Seres Therapeutics, Inc. and Evelo Biosciences, Inc.

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

Our ability to compete in the highly competitive healthcare industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Michael Bonney, our Executive Chair, Alison Lawton, our Chief Executive Officer and President, William Duke, Jr., our Chief Financial Officer, Johan van Hylckama, our Chief Scientific Officer, and Katharine Knobil, M.D., our Chief Medical Officer and Head of Research and Development. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For our clinical studies, we rely on third-party manufacturers for spray drying the MMTs substance and filling sachets with the resulting spray-dried powder. For materials to be used in our clinical trials, we plan to rely on an external contract manufacturing organization for the entire manufacturing supply chain. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the GDPR, which became effective on May 25, 2018. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the European Union or the monitoring of their behavior. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the cost of providing our product candidates, if approved, or even prevent us from offering our product candidates, if approved, in certain jurisdictions.

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

•

the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

Changes in tax laws could affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $166.8 million and $163.6 million, respectively. Federal NOLs of $38.8 million, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized and the remaining NOL of $128 million, generated after 2018 will be carried forward indefinitely and could be used up to 80% of taxable income of each future tax year. The Commonwealth of Massachusetts does not follow federal on NOL carryforwards and as such the Company’s Massachusetts NOLs of $163.6 million will expire in at various times starting in 2035. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $4.5 million and $2.5 million respectively, both of which expire at various dates through 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors—Risks Related to Our Business, Technology and Industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

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

As of December 31, 2019, we had cash and cash equivalents of approximately $71.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit.  Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the U.K. will continue to follow all of the EU’s rules, the EU’s pharmaceutical law remains applicable to the U,K, and the U.K.’s trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the EU are unable to negotiate acceptable agreements or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. For instance, in November 2017, EU member states voted to move the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business Even prior to any change to the U.K’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common shares.

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

We are very early in our development efforts and we have invested substantially all of our efforts and financial resources in the identification and early clinical development of MMT candidates, including the development of our initial product candidates. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including, but not limited to, the following:

•	successful completion of preclinical studies, clinical studies and, where applicable, clinical trials;
•	clearance of INDs for our planned clinical trials or future clinical trials for therapeutic indications;
•	successful enrollment in, and completion of, clinical studies and clinical trials;

•	receipt of regulatory approvals from applicable regulatory authorities for therapeutic product candidates;
•	establishing cGMP-compliant clinical supply and commercial manufacturing operations or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	supplying sufficient quantities of our products at appropriate quality levels;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	launching commercial sales of our product candidates, if and when approved or allowed for marketing, whether alone or in collaboration with others;
•	acceptance of our therapeutic product candidates, if and when approved, by patients, the medical community and third-party payors or any non-therapeutic product by consumers;
•	effectively competing with other therapies;
•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•	enforcing and defending intellectual property rights and claims;
•	the marketing of our products; and
•	maintaining a continued acceptable safety profile of the product candidates following approval or commercialization.

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

In the United States, under sections 201(s) and 409 of the FD&C Act, any substance that is reasonably expected to become a component of food is considered to be a food additive, and therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. We believe that our initial product candidates are safe for clinical studies, based on initial safety assessments conducted by third-party qualified experts and because they are related to a class of compounds that is GRAS based on their history of safe human exposure, when utilized for particular uses as food substances. As a result, we believe we may use our product candidates to conduct clinical studies in order to evaluate safety, tolerability and biomarkers for non-drug applications in advance of deciding whether or not to file an IND. The FDA may determine that our MMT candidates are not governed by food regulations and therefore may classify any product candidates as being ineligible for use in studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, clinical studies or trials by their nature utilize a sample of the potential study population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of subjects exposed to the product candidate. If our product candidates receive marketing approval for therapeutic indications and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, up to and including the withdrawal by regulatory authorities of their approval of such product candidate.

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

We may seek Rare Pediatric Disease Designation and conditional designation of our marketing application as a “rare pediatric disease product application” for some of our product candidates for therapeutic indications, which, if granted, could qualify us to receive a Rare Pediatric Priority Review Voucher. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it and determination whether to issue such a voucher is made by FDA only at the time of its review and approval of a marketing application. A Rare Pediatric Priority Review Voucher can be redeemed to receive a priority review of a subsequent marketing application for a different product.

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

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the European Union, orphan drug designation entitles a party to financial incentives such as reductions of fees or fee waivers. In addition, ten years of market exclusivity is granted following drug product approval, meaning that another application for marketing authorization of a later similar medicinal product for the same indication will generally not be approved in the European Union. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is not sufficiently profitable to justify maintenance of market exclusivity. The market exclusivity period is extended by two additional years for an orphan-designated condition when the results of specific studies are reflected in the summary of product characteristics  addressing the pediatric population and completed in accordance with a fully compliant pediatric investigation plan.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures. In some countries, we may also be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020.  However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including data protection laws, health and safety laws and regulations and medicine licensing and regulations), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data. This risk would apply more immediately in the event of a “no-deal” Brexit (including no transition period).

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and proprietary product platform, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and proprietary product platform could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of our owned patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of December 31, 2019, our patent portfolio in total consisted of nine issued U.S. patents, two issued European patents, 13 issued patents in other jurisdictions (Argentina, Australia, Canada, China, Colombia, Hong Kong, Indonesia, Mexico, New Zealand, Singapore and South Africa), and over 100 pending non-provisional applications (U.S., EP and other jurisdictions), which include claims directed to compositions, methods of use, and manufacturing processes. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We cannot rule out that our competitors may have or obtain the knowledge necessary to analyze and characterize similar data to our own data for the purpose of identifying and developing products that could compete with any of our product candidates. Our competitors may also have significantly greater financial, product development, technical, and human resources and access to date. Further, our competitors may have significantly greater experience in using translational science methods to identify and develop product candidates.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates and proprietary product platform technologies. Some healthcare companies and academic institutions are competing with us in the field of microbiome therapies and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies that we may evaluate for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our proprietary product platform at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

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

Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, due to changes in U.S. law referred to as patent reform, additional procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to glycan technologies and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates, proprietary product platform technologies and other technologies may give rise to claims of infringement of the patent rights of others. We cannot be assured that our product candidates, proprietary product platform technologies and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, proprietary product platform and other technologies might assert are infringed by our current or future product candidates, proprietary product platform or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates, proprietary product platform or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, proprietary product platform or other technologies, could be found to be infringed by our product candidates, proprietary product platform or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates, proprietary product platform or other technologies may infringe. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our proprietary product platform technologies, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We currently rely on outside vendors to supply raw materials and other important components, such as the heterogeneous catalyst and chromatographic resins used to purify crude MMT candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process for our product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

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

•

third parties may delay clinical studies or clinical trials, provide insufficient funding for a clinical study or clinical trial program, stop a clinical study or clinical trial or abandon a product candidate, repeat or conduct clinical studies or new clinical trials or require a new formulation of a product candidate for clinical testing;

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

If our relationships do not result in the successful discovery, development and commercialization of products or if one of our third parties terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on February 28, 2019, our stock price has traded at prices as low as $4.61 per share and as high as $19.00 per share through February 27,2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•

the commencement, enrollment or results of our ongoing and planned clinical studies and clinical trials of our product candidates or any future clinical studies or clinical trials we may conduct, or changes in the development status of our product candidates;

•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•

adverse results from or delays in clinical studies or clinical trials of our product candidates, including as a result of clinical holds, safety events, enrollment difficulties, or study protocol amendments;

•	our decision to initiate a clinical study or clinical trial, not to initiate a clinical study or clinical trial or to terminate an existing clinical study or clinical trial;
•

adverse regulatory decisions, including failure to receive regulatory approval of our product candidates for therapeutic indications or to proceed on alternate regulatory pathways to market for our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals or marketing of dietary non-drug products or food products;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	positive data readouts or introduction of new products or services by our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or microbiome therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	adoption of new accounting standards;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our credit facility with Hercules Capital, Inc., and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.

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

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012 as well as a smaller reporting company, as defined by the Securities and Exchange Commission (SEC). For as long as we continue to be an emerging growth company or a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies. With respect to being an emerging growth company, these exemptions include, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2019, the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2019 Stock Option and Incentive Plan increased on January 1, 2020 and will increase each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
•	our ability to enroll patients in clinical studies or clinical trials and the timing of enrollment;
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

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chair of the board of directors, the chief executive officer, or by a majority of the total number of directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
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

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting unless another exemption applies. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to implement additional financial and management controls, reporting systems and procedures and may need to hire additional accounting and finance staff.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Lexington, Massachusetts, where we currently lease 107,000 square feet of laboratory and office space. The lease expires in 2029, subject to one option to extend the lease for 10 years.

We also lease 50,000 square feet of laboratory and office space located in Bedford, Massachusetts. This lease expires in June 2020 and currently houses our pilot production operations. We believe our facilities are sufficient for our current needs.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “KLDO” on the NASDAQ Global Select Market and has been publicly traded since February 28, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 27, 2020, there were approximately 57 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

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

As of December 31, 2019, we have used $62.2 million of the net proceeds from the IPO, consisting of $59.5 million used in operations and $2.6 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in the Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information requested under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on leveraging the potential of the microbiome organ to treat disease and improve human health. We have built a human-centric proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates into clinical studies under regulations supporting research with food. Our product candidates are MMTs, which are designed to modulate the metabolic output and profile of the microbiome by driving the function and distribution of the organ’s existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

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

We have incurred significant net losses since inception and expect to continue to incur net operating losses for the foreseeable future. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct preclinical studies, clinical studies and clinical trials for our product candidates;
•	advance the development of our product candidate pipeline;
•	continue to discover and develop additional product candidates;
•	continue to build out our proprietary product platform and to increase its throughput for the discovery and nomination of product candidates;
•	develop, acquire or in-license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific and commercial personnel;
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

As of December 31, 2019, we had $71.2 million in cash and cash equivalents and an accumulated deficit of $192.6 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the first quarter of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of programs we decide to pursue and their regulatory paths to market;
•	raising additional funds necessary to complete preclinical and clinical development of and commercialize our product candidates;
•	the progress of the development efforts of parties with whom we have entered into and may enter into collaboration arrangements;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to maintain existing and establish new licensing or collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities for any product candidates for therapeutic indications;
•	the availability of specialty raw materials for use in production of our product candidates;
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Operating expenses:
Research and development	$64,232	$42,062	$22,170
General and administrative	22,428	18,621	3,807
Total operating expenses	$86,660	$60,683	$25,977
Loss from operations	$(86,660)	$(60,683)	$(25,977)
Other income (expense)
Interest income	1,693	1,118	575
Interest expense	(977)	(1,005)	28
Change in fair value of warrant liability	252	(918)	1,170
Loss on extinguishment of debt	(580)	—	(580)
Other expense	(59)	(256)	197
Total other expense, net	329	(1,061)	1,390
Net loss	$(86,331)	$(61,744)	$(24,587)

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Direct research and development expense for KB195 program	$13,324	$7,739	$5,585
Platform development, early-stage research and unallocated expenses:
Personnel-related	22,337	16,362	5,975
Stock-based compensation expense	3,245	1,309	1,936
External manufacturing and research	13,515	7,564	5,951
Laboratory supplies and research materials	1,468	1,547	(79)
Professional and consulting fees	3,362	1,153	2,209
Facility-related and other	6,981	6,388	593
Total research and development expenses	$64,232	$42,062	$22,170

The increase in direct costs related to our KB195 program of $5,585 was primarily due to continued costs incurred with external CROs and external CMOs and associated with our preclinical and clinical development activities. The increase in personnel-related costs of $5,975 and stock-based compensation expense of $1,936 was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $5,951 was primarily due to an increase in production of study material used in preclinical studies, clinical studies and clinical trials, as well as increased clinical and preclinical CRO activities. The increase in professional and consulting fees of $2,209 was primarily due to higher consulting fees within our regulatory affairs, quality, and clinical development functions as our pipeline programs have continued to advance.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Personnel-related	$7,795	$8,827	$(1,032)
Stock-based compensation expense	6,823	5,655	1,168
Professional and consulting fees	3,473	3,695	(222)
Facility-related and other	4,337	444	3,893
Total general and administrative expenses	$22,428	$18,621	$3,807

The decrease in personnel-related costs of $1,032 was primarily due to the reduced salary and bonus expenses resulting from headcount reductions in the fourth quarter of 2019. The increase in stock-based compensation expense of $1,168 was primarily due to an increase in the number of shares outstanding and a higher fair value per share which increased the fair value of these awards.  The increase in facility-related and other expenses of $3,893 was primarily due to increased facility related expenses associated with the build out of our new corporate headquarters that were attributed to general and administrative functions.

Interest Income

Interest income for the year ended December 31, 2019 was $1,693 compared to $1,118 in the year ended December 31, 2018. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO in February 2019. Interest income in future periods will fluctuate based upon the amount of invested cash available.

Interest expense

Interest expense for the year ended December 31, 2019 was $977, compared to $1,005 for the year ended December 31, 2018. The interest expense is related to interest paid on our term loan. Interest expense is expected to increase in 2020 due to increased borrowings and the interest rate which increased under the new debt facility.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of December 31, 2019, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3.8 million.

As of December 31, 2019, we had $71.2 million in cash and cash equivalents and an accumulated deficit of $192.6 million. Based on our current operating plans, we have sufficient cash and cash equivalents or borrowing capacity to fund our operating expenses and capital expenditures into the first quarter of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates.  We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(75,796)	$(46,316)
Net cash used in investing activities	(3,586)	(3,002)
Net cash provided by financing activities	74,642	98,907
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,740)	$49,589

Net Cash Used in Operating Activities

During the year ended December 31, 2019, operating activities used $75.8 million of cash, due to our net loss of $86.3 million, partially offset by non-cash charges of $11.8 million and net cash used by changes in our operating assets and liabilities of $1.2 million. Net cash used in our operating assets and liabilities primarily consisted of a $1.9 decrease in prepaid expenses and other assets and a $0.7 million increase in accounts payable and accrued expenses.

During the year ended December 31, 2018, operating activities used $46.3 million of cash, due to our net loss of $61.7 million, partially offset by non-cash charges of $8.9 million and net cash provided by changes in our operating assets and liabilities of $6.5 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $4.7 million increase in accrued expenses and a $1.8 million increase in accounts payable.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During the years ended December 31, 2019 and 2018, net cash used in investing activities was $3.5 million and $3 million, respectively, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $74.6 million, consisting of $66.0 million in aggregate net proceeds from our IPO in March 2019, $6.6 million in net proceeds from debt refinancings, and $0.3 million in the settlement of our derivative liability.

During the year ended December 31, 2018, net cash provided by financing activities was $98.9 million, consisting primarily of $100.7 million in proceeds from the sale of our convertible preferred stock.

On December 31, 2019, we entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Lenders extended an initial $22.5 million to us, with the option to draw down an additional $12.5 million if certain milestones and conditions are met. The Credit Agreement replaced the existing debt. We incurred fees of $0.4 million related to a facility charge and legal fees, which was paid to the lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge is being accrued and recorded to interest expense over the life of the Loan using the effective interest method.

The Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Borrower’s ability to, among other things, incur additional indebtedness, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Credit Agreement, the Borrowers granted the Lender a first priority security interest on substantially all of the Borrowers’ assets (other than intellectual property), subject to certain exceptions.

The facility carries a 48-month term with interest only payments on the term loan for the first 15 months, which can be extended to up to 24 months, depending on the achievement of certain performance milestones. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (i) 8.95% plus the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) minus 4.75% and (ii) 8.95%. The Term Loan is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement).

Funding Requirements

Over the next several quarters we are focusing our activities on key exploratory and clinical studies and clinical trials which we expect will reduce our overall expense rate. In the periods that follow, assuming the success of our clinical studies and clinical trials, we anticipate our expenses to increase as we progress towards larger and more pivotal clinical studies and clinical trials of our product candidates, with the potential for larger clinical studies, clinical trials and associated manufacturing. The timing and amount of our operating expenditures will depend largely on:

•

the commencement, enrollment or results of the planned clinical studies or clinical trials of our product candidates or any future clinical studies or clinical trials we may conduct, or changes in the development status of our product candidates;

•	the timing and outcome of regulatory review of our product candidates;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•	developments concerning our CMOs;
•	our ability to obtain materials and to produce adequate cGMP compliant product supply for any approved or commercialized product or inability to do so at acceptable prices;
•	our ability to establish and maintain collaborations, if needed;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval or identify an alternate regulatory pathway to market;

•	the costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates; and
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical development activities;
•	CROs and investigative sites in connection with preclinical, human clinical studies and clinical trials; and
•	CMOs in connection with the production of preclinical, human clinical studies and clinical trial materials.

We measure the expense recognized based on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical studies, human clinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of certain milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in changes in estimates that increase or decrease amounts recognized in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We measure stock-based awards granted to employees and directors based on fair value on the date of the grant using the Black-Scholes option-pricing model for options. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. In the periods following the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Kaleido Biosciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaleido Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and recurring negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 2, 2020

We have served as the Company’s auditor since 2017.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$71,241	$76,086
Prepaid expenses and other current assets	2,038	157
Total current assets	73,279	76,243
Property and equipment, net	6,742	4,693
Restricted cash	2,285	2,180
Deferred issuance costs	—	2,209
Total assets	$82,306	$85,325
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,016	$3,442
Accrued expenses and other current liabilities	8,361	7,859
Total current liabilities	10,377	11,301
Long term debt, net of unamortized debt discount	20,391	14,831
Restricted shares repurchase liability	3	720
Other liabilities	2,652	278
Warrant liability	—	1,213
Total liabilities	33,423	28,343
Redeemable convertible preferred stock (Note 8)	—	153,226
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value, 10,000,000 and no shares authorized; no shares issued or outstanding at December 31, 2019 and 2018, respectively	—	—
Common shares, $0.001 par value, 150,000,000 and 66,000,000 shares authorized; 30,129,096 and 6,115,535 shares issued; 30,127,846 and 5,786,911 shares outstanding at December 31, 2019 and 2018, respectively	30	6
Additional paid-in capital	241,412	9,978
Accumulated deficit	(192,559)	(106,228)
Total stockholders' equity (deficit)	48,883	(96,244)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$82,306	$85,325

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Operating expenses:
Research and development	$64,232	$42,062
General and administrative	22,428	18,621
Total operating expenses	86,660	60,683
Loss from operations	(86,660)	(60,683)
Other (expense) income:
Interest income	1,693	1,118
Interest expense	(977)	(1,005)
Change in fair value of warrant liability	252	(918)
Loss on extinguishment of debt	(580)	—
Other expense	(59)	(256)
Total other income (expense), net	329	(1,061)
Net loss	$(86,331)	$(61,744)
Net loss per share —basic and diluted	$(3.36)	$(12.09)
Weighted-average common shares outstanding used in net loss per share —basic and diluted	25,703,269	5,108,147

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	26,927,398	$52,494	4,711,963	$5	$800	$(44,484)	$(43,679)
Issuance of Series C convertible preferred stock (net of issuance costs of $241)	10,107,404	100,732	—	—	—	—	—
Exercise of stock options	—	—	116,156	—	120	—	120
Stock-based compensation	—	—	—		6,964	—	6,964
Vesting of restricted shares	—	—	958,792	1	2,094	—	2,095
Conversion of redeemable convertible preferred stock into common stock	—	—	—	—	0	—	—
Net loss	—	—	—	—	—	(61,744)	(61,744)
Balance at December 31, 2018	37,034,802	153,226	5,786,911	6	9,978	(106,228)	(96,244)
Conversion of redeemable convertible preferred stock into common stock	(37,034,802)	(153,226)	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	871	—	871
Issuance of common stock, net of issuance costs of $9,055	—	—	5,000,000	5	65,941	—	65,946
Exercise of common stock warrant	—	—	51,015	—	—	—	—
Exercise of stock options	—	—	445,160	—	630	—	630
Stock-based compensation	—	—	—	—	10,068	—	10,068
Vesting of restricted shares	—	—	327,374	—	717	—	717
Net loss	—	—	—	—	—	(86,331)	(86,331)
Balance at December 31, 2019	—	$—	30,127,846	$30	$241,412	$(192,559)	$48,883

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
Operating activities:
Net loss	$(86,331)	$(61,744)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,318	792
Loss on extinguishment of debt	580	—
Stock-based compensation	10,068	6,964
Amortization of debt discount	37	—
Non-cash interest expense	—	62
Loss on disposal of fixed asset	—	1
Change in fair value of warrant liability	(342)	918
Change in fair value of derivative	90	195
Changes in operating assets and liabilities:
Due to/from related party	—	(102)
Prepaid expenses and other assets	(1,881)	40
Accounts payable	(684)	1,837
Accrued expense and other liabilities	1,349	4,721
Net cash used in operating activities	(75,796)	(46,316)
Investing activities:
Purchase of property and equipment	(3,586)	(3,002)
Net cash and restricted cash used in investing activities	(3,586)	(3,002)
Financing activities:
Proceeds from issuance of debt	37,500	—
Repayments on debt	(30,000)	—
Payments for deferred issuance costs related to IPO	—	(1,815)
Payments of issuance and extinguishment costs related to debt	(858)	(25)
Proceeds from preferred stock financing, net of issuance costs	—	100,732
Proceeds from exercise of stock options	630	120
Payments related to capital lease	(91)	(105)
Issuance of common stock, net of issuance costs	67,761	—
Settlement of derivative liability	(300)	—
Net cash provided by financing activities	74,642	98,907
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,740)	49,589
Cash, cash equivalents, and restricted cash, beginning of period	78,266	28,677
Cash, cash equivalents, and restricted cash, end of period	$73,526	$78,266
Supplemental cash flow information
Interest paid	$881	$943
Supplemental disclosure of non-cash investing and financing activities
Vesting of restricted stock	$717	$2,095
Reclassification of warrants to additional paid-in capital	$871	$—
Derivative liability related to debt	$—	$15
Deferred issuance costs in accounts payable and accrued expenses	$—	$394
Conversion of preferred stock to common stock upon closing of the initial public offering	$153,226	$—
Purchase of property and equipment in accounts payable and accrued expenses	$385	$604

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation, and Going Concern

Kaleido Biosciences, Inc. and its wholly owned subsidiaries (the “Company”) is a clinical-stage healthcare company that was incorporated in Delaware on January 27, 2015 and has a principal place of business in Lexington, Massachusetts. The Company was formed to use its differentiated, chemistry-driven approach to leverage the potential of the microbiome organ to treat disease and improve human health.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies (including ex vivo assays), clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and if applicable, its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to supply sufficient amounts of MMTs at an acceptable quality level.

On March 4, 2019, the Company completed its initial public offering (the "IPO"), pursuant to which it issued and sold 5,000,000 shares of common stock. The aggregate net proceeds received by the Company from the IPO were $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which totaled $3.8 million. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 18,517,386 shares of common stock.

Going Concern

During the years ended December 31, 2019 and 2018, the Company incurred net losses of $86.3 million and $61.7 million, respectively, and reported cash used in operations totaling $75.8 million and $46.3 million, respectively. In addition, as of December 31, 2019, the Company had an accumulated deficit of $192.6 million. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future.  As of December 31, 2019, the Company had cash and cash equivalents of $71.2 million, and management expects that the cash and cash equivalents at December 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the data that these consolidated financial statements are issued.

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses.  These capital requirements are expected to be funded through debt and equity offerings as well as possible strategic collaborations with other companies.  If the Company is unable to raise additional funds when needed, it may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes the historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash includes cash in readily available checking accounts. The Company’s cash deposits on hand at one financial institution often exceed federally insured limits. Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase.

Restricted Cash

Restricted cash is cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. The restricted cash consists of cash collateral for secured letters of credit for the security deposit on the Company’s leased laboratory and office facilities.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash equivalents as of December 31, 2019 consisted only of money market funds. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Laboratory and office equipment, computer equipment and furniture and fixtures are depreciated over a period of five years, and leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the remaining lease term. Major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operating expenses as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. The Company has not recorded any impairment charges in the periods presented.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

The Company capitalizes certain legal and other third‑party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest method over the repayment term.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The Company and CEO view the Company’s operations and manage its business as one operating segment.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock‑based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials, as well as the cost of licensing technology.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. The Company records accruals for estimated ongoing costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be required in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent‑related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to an amount, which, more likely than not, will be realized.

The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Fair Value Measurements

Certain assets and liabilities were carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.
•

Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	quoted prices for similar assets and liabilities in active markets
•	quoted prices for identical or similar assets or liabilities in markets that are not active
•	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means
•

Level 3 – Unobservable inputs for the assets or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The carrying amount of the Company’s other financial assets and liabilities including cash, accounts payable and long-term debt approximate fair value because of the relatively short period of time between origination and expected realization or settlement.

Net Loss Per Share

Prior to the closing of its IPO, the Company followed the two-class method when computing net income (loss) per share as the Company had issued preferred stock shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon the respective rights to receive dividends as if all income for the period had been distributed. No losses were allocated to the preferred stock.

Subsequent to the closing of its IPO, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive due to the net losses:

	As of December 31,
	2019	2018
Options to purchase common stock	7,285,581	6,686,267
Unvested restricted common stock	1,250	328,624
Convertible redeemable preferred stock (as converted to common stock)	—	18,517,386
Warrant to purchase redeemable convertible preferred stock (as converted to common stock)	—	68,514
	7,286,831	25,600,791

Redeemable Convertible Preferred Stock

The Company recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs. The Company’s redeemable convertible preferred stock was subject to a dividend when and if declared by the Company’s board of directors (the “Board”). Since inception, no dividend has been declared. The Company classifies stock that is redeemable in circumstances outside of the Company’s control outside of permanent equity. No accretion was recognized as the contingent events that could have given rise to redemption were not deemed probable. Upon completion of the IPO, all the Redeemable Convertible Preferred Stock was converted to shares of common stock.

Stock-Based Compensation

For stock-based awards, the Company measures the estimated fair value of the stock-based award on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards with service-based vesting conditions, the Company records the expense for these awards using the straight-line method.  For stock options with performance-based vesting conditions, the Company records the expense for these awards over the requisite service period using an accelerated attribution method to the extent the achievement of the performance condition is probable. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s comprehensive net loss equals the reported net loss for all periods presented.

Subsequent events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Accounting Pronouncements Issued and Not Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. The Company will use a modified retrospective approach of adoption for leases. As an emerging growth company, the Company expects to delay adoption until January 1, 2021 and is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects to recognize a significant lease obligation and right to use asset upon adoption.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,304	—	—	$25,304
Total	$25,304	—	—	$25,304

	Fair Value Measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$74,145	—	—	$74,145
Total	$74,145	—	—	$74,145

Liabilities:
Warrant liability	$—	—	1,213	$1,213
Derivative liability	—	—	210	$210
	$—	—	1,423	$1,423

The fair value of money market funds was measured by the Company based on quoted market prices.

The convertible preferred stock warrant liability consisted of the fair value of warrants to purchase Series A and Series B convertible preferred stock and was based on significant inputs not observable in the market. The Company’s valuation of the convertible preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the convertible preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the convertible preferred stock warrants were recognized as other income (expense) in the consolidated statements of operations.

The quantitative elements associated with the Company’s Level 3 inputs that impacted the fair value measurement of the convertible preferred stock warrant liability included the fair value per share of the underlying Series A and Series B convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred stock. The most significant assumption in the Black-Scholes option-pricing model that impacts the fair value of the convertible preferred stock warrants was the fair value of the Company’s convertible preferred stock as of each re-measurement date. The Company determined the fair value per share of the underlying convertible preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly-traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

Upon the closing of the IPO, the warrants for the purchase of convertible preferred stock automatically became warrants for the purchase of common stock and the Company reclassified the carrying value of the warrants from a liability to additional paid-in capital in the consolidated balance sheet. The warrants were subsequently exercised and net settled.

The fair value of the derivative liability recognized in connection with the contingent success fee associated with the amended term loan agreement was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using the probability-weighted expected return method (“PWERM”), which considered as inputs the probability of occurrence of an event (as defined), the expected timing of a liquidity event, the amount of the success fee and a risk-adjusted discount rate. As of December 31, 2018, the assumed probability of occurrence of the event that was most probable of triggering the payment was 70%, the expected timing of such an event was estimated to be less than one year, the amount of the success fee was $0.3 million and the discount rate was assessed to be 0%. As of March 4, 2019, the closing date of the IPO, the assumed probability of occurrence of the event that was most probable of triggering the payment increased to 100% and the discount rate was assessed to be 0%. Upon completion of the IPO, the success fee of $0.3 million was paid in March 2019.

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs (in thousands):

	Warrant Liability	Derivative Liability
Balance – January 1, 2018	$295	$—
Initial fair value of derivative liability	—	15
Change in fair value	918	195
Balance – December 31, 2018	1,213	210
Change in fair value through the exercise /settlement date	(342)	90
Reclassification to additional paid-in capital in connection with IPO	(871)	—
Settlement of liability in connection with IPO	—	(300)
Balance – December 31, 2019	$—	$—

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Financial Instruments Not Recorded at Fair Value The carrying value of cash, cash equivalents, restricted cash, accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the long-term debt approximates fair value as evidenced by the recent refinancings.

4. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2019	2018
Laboratory equipment	$4,526	$3,226
Office and computer equipment	1,418	1,337
Leasehold improvements	687	653
Construction in process	2,650	698
Property and equipment – at cost	9,281	5,914
Less accumulated depreciation and amortization	(2,539)	(1,221)
Property and equipment – net	$6,742	$4,693

Depreciation and amortization expense was $1.3 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Payroll and benefits	$2,426	$3,297
Consulting service	230	243
Legal service	171	90
Research and development	4,259	3,718
Capital lease payable – short term	68	91
Other	1,207	420
	$8,361	$7,859

6. Debt Financing

2015 Credit Facility

The Company was party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company had borrowed an aggregate of $15.0 million.  Borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the lender’s prime rate plus 1.00%, subject to a floor of 5.75%.

In October 2019, the Company repaid all borrowings under the 2015 Credit Facility. The aggregate principal amount of the loan outstanding at the time of repayment was $15.0 million. As a result of the repayment the Company paid a prepayment fee of $0.1 million.  The Company recognized a loss on the extinguishment of the time of repayment totaling $0.2 million.

2019 Credit Facility

In October 2019, the Company entered into a loan and security agreement (the “2019 Credit Facility”) pursuant to which the lender made term loans in an aggregate principal amount of $15.0 million which were used to extinguish the 2015 Credit Facility. Issuance costs totaled $0.1 million.

In December 2019, the Company repaid all borrowings under the 2019 Credit Facility. The aggregate principal amount of the loan outstanding at the time of repayment was $15.0 million. The Company also paid the prepayment fee of 2% totaling $0.3 million.  The Company recognized a loss on the extinguishment of the 2019 Credit Facility of $0.4 million related to the unamortized debt discount and prepayment fee at the time of repayment.

2019 Credit Agreement

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”). Under the Credit Agreement, the Company borrowed $22.5 million, and the Company has the option to draw down an additional $12.5 million if certain milestones and conditions are met. The Company incurred fees of $0.3 million, which was paid to the lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1.7 million at December 31, 2019, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities.  The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

The Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Credit Agreement, the Company granted the Lender a first priority security interest on substantially all of the Company’s assets (other than intellectual property), and subject to certain exceptions.

The outstanding principal under the Credit Agreement has a 48-month term with interest only payments for the first 15 months, which period can be extended to up to 24 months, depending on the achievement of certain performance milestones. The principal bears an interest rate of equal to the greater of (i) 8.95% plus the prime rate minus 4.75% and (ii) 8.95%. The Credit Agreement includes mandatory prepayment provisions that require prepayment upon the occurrence of a change in control event.

Future principal payments under the Credit Agreement as of December 31, 2019 are as follows (in thousands):

2021	5,454
2022	8,182
2023	8,182
2024	682
Total future principal payments	22,500
Less unamortized debt discount	2,109
Total balance	$20,391

7. Commitments and contingencies

Facilities Leases

Lexington, MA Lease

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the years ended December 31, 2019 and 2018 was $4.5 million and $1.8 million, respectively.  Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2019 (in thousands):

Year Ending December 31,
2020	5,843
2021	6,026
2022	6,207
2023	6,393
2024	6,584
Thereafter	32,284
$63,337

8. Stockholders’ Equity

As of December 31, 2018, convertible preferred stock consisted of the following:

	As of December 31, 2018
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Shares Issuable Upon Conversion
Series A Preferred Stock	14,469,180	14,383,563	$10,487	$10,500	7,191,781
Series A-1 Preferred Stock	3,057,972	3,057,972	5,168	5,168	1,528,985
Series B Preferred Stock	9,537,276	9,485,863	36,839	36,900	4,742,924
Series C Preferred Stock	10,107,404	10,107,404	100,732	100,973	5,053,696
	37,171,832	37,034,802	$153,226	$153,541	18,517,386

Upon completion of the IPO, all the outstanding shares of the Preferred Stock were converted into an aggregate of 18,517,386 shares of common stock.

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

The 2019 Stock Option and Incentive Plan (the “2019 Plan”) became effective in February 27, 2019. Upon effectiveness of the 2019 Plan, the remaining shares available under the 2015 Plan ceased to be available for issuance and no future issuances will be made under the 2015 Plan.

The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan is 2,168,976, has increased on January 1, 2020 and will continue to increase each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective on February 27, 2019. A total of 180,748 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2020, and will continue to increase each January 1 thereafter, by the lesser of (i) 542,244 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the 2019 ESPP. No shares were issued under the 2019 ESPP in 2019.

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

The Company typically grants stock options at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. In the periods prior to the IPO, the fair value of the common stock has been determined by the Board at each measurement date based on a variety of different factors, including the results obtained from independent third-party appraisals, the Company’s financial position and historical financial performance, the status of development of the Company’s programs, the current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.  In the periods following the IPO, the fair value is determined based upon the quoted price of the Company’s common stock.

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

Years Ended December 31,
	2019	2018
Expected volatility	66.1% - 84%	46% - 55%
Risk-free interest rate	1.42% - 2.54%	2.66% - 3.07%
Expected term (in years)	5.50-6.25	5.81-6.25
Expected dividend yield	—%	—%

Stock Options Activity

A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	6,686,267	$7.50	9.2	68,167
Granted	2,543,902	8.7
Exercised	(445,160)	1.41
Canceled	(1,499,428)	8.15
Outstanding as of December 31, 2019	7,285,581	$8.15	8.7	5,075
Options exercisable as of December 31, 2019	1,900,395	7.3	8.1	2,158
Options vested or expected to vest as of December 31, 2019	7,285,231	8.2	8.7	5,075

The weighted-average grant date fair value of the options granted during the year ended December 31, 2019 and 2018 was $5.96 and $5.47 per share, respectively.  As of December 31, 2019 there was $28.2 million of unrecognized compensation expense, which the Company expects to recognize over the weighted-average remaining term of 2.82 years.

Restricted Common Stock

During the year ended December 31, 2017, the Company signed agreements with seven employees to early exercise stock options covering 1,295,699 shares to convert such options to restricted common stock prior to the vesting of the underlying shares of common stock. The vesting conditions did not change. The consideration received due to the early exercises from the seven employees was recorded as a restricted share repurchase liability. As of December 31, 2019 and 2018, the outstanding balance of the restricted share repurchase liability was $0.0 million and $0.7 million, respectively.

The following table summarizes the Company’s restricted common stock activity for the year ended December 31, 2019:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Issued and unvested as of January 1, 2019	328,624	$2.19
Vested	(327,374)
Issued and unvested as of December 31, 2019	1,250	$2.22

Stock- Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Year Ended December 31,
	2019	2018
Research and development	$3,245	$1,309
General and administrative	6,823	5,655
	$10,068	$6,964

9. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets. The reported amount of income tax benefit for the years ended December 31, 2019 and 2018 differs from the amount that would result from applying domestic federal statutory rates to pretax losses primarily because of changes in the valuation allowance, state taxes, and the generation of research and development credits.

Significant components of the Company’s net deferred tax assets at December 31, 2019 and 2018 are as follows:

	Years ended December 31,
	2019	2018
Deferred tax assets
Stock-based compensation	$3,754	$1,067
Net operating loss carryforwards	45,374	24,638
Credit carryforwards	6,519	4,252
Intangible assets	180	197
Charitable contributions	1	1
Accrued expenses	1,125	788

Total deferred tax assets	56,953	30,943
Valuation allowance	(56,817)	(30,837)

Total net deferred tax assets	136	106

Deferred tax liabilities:
Fixed assets	(136)	(106)

Total net deferred tax liability	(136)	(106)

Total deferred tax assets (liability)	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2019	2018
Federal income tax expense at statutory rate	21.0%	21.0%
Stock compensation expense	(0.5)	(1.0)
Fair value change in warrant liability	0.1	(0.4)
Permanent differences	(0.1)	(0.1)
Federal research and development credit	1.7	3.0
State research and development credit	0.9	1.1
State income tax, net of federal benefit	6.3	5.8
Other	0.7	(0.3)
Change in valuation allowance	(30.1)	(29.1)

Effective income tax rate	0%	0%

As of December 31, 2019, the Company had net operating loss (NOL) carryforwards for U.S. federal and state tax purposes of $166.8 million and $163.6 million, respectively. Federal NOLs of $38.8 million, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized and the remaining NOL of $128 million, generated after 2018 will be carried forward indefinitely and could be used up to 80% of taxable income of each future tax year. The Commonwealth of Massachusetts does not follow federal on NOL carryforwards and as such the Company’s Massachusetts NOLs of $163.6 million will expire in at various times starting in 2035. As of December 31, 2019, the Company also has federal research and development tax credit carryforwards of approximately $4.5 million, and state research and development tax credit carryforwards of approximately $2.5 million, which may be available to reduce future tax liabilities, and which expire at various dates through 2039.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards research and development tax credit carryforwards and capitalized expenditures. Under the applicable accounting standards, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance has been established, and the valuation allowance increased $26.0 million and $18.0 million in the years ended December 31, 2019 and 2018, respectively.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with a study. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of net operating loss carryforwards and tax credits.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2016 to the present.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2019 and 2018.

10. Related Party Transactions

The Company receives professional services from its principal investor, Flagship Pioneering, from time to time as needed. The Company reported general and administrative expense totaling $0 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 1, 2020.

NAME	AGE	POSITION(S)
Executive Officers
Alison Lawton	58	President, Chief Executive Officer and Director
Katharine Knobil, M.D.	55	Chief Medical Officer and Head of Research and Development
William Duke, Jr.	47	Chief Financial Officer
Jerald Korn	41	General Counsel
Non-Employee Directors
Michael Bonney	61	Chairman of the Board of Directors
Bonnie Bassler, Ph. D. (3)	57	Director
Grady Burnett (1)(3)	46	Director
Theo Melas-Kyriazi (1)(2)	60	Director
Jean Mixer (1)(2)	53	Director
Anthony G. Quinn, M.D., Ph.D (2)	58	Director
Geoffrey von Maltzahn, Ph.D.	39	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee

Executive Officers

Alison Lawton has served as our Chief Executive Officer and President and as a Director since August 2018. Prior to becoming Chief Executive Officer, Ms. Lawton served as our President and Chief Operating Officer from December 2017 to August 2018. Prior to joining us, Ms. Lawton was Chief Operating Officer at Aura Biosciences, Inc., an oncology therapeutics company, from January 2015 until December 2017, and, prior to joining Aura, served as a consultant to Aura from March 2014 to December 2014. Before that, Ms. Lawton served as Chief Operating Officer at OvaScience Inc., a life sciences company, from January 2013 to January 2014. In addition, from 2014 to 2017, Ms. Lawton served as a biotech consultant for various companies, including as Chief Operating Officer consultant at X4 Pharmaceuticals. Prior to that, Ms. Lawton spent more than 20 years in various positions of increasing responsibility at Genzyme Corporation, a global biopharmaceutical company, and subsequently at Sanofi S.A., also a global biopharmaceutical company, following the acquisition of Genzyme by Sanofi in 2011. Ms. Lawton currently serves as a member of the board of directors of ProQR Therapeutics N.V. and Verastem, Inc. and has served on those boards since September 2014 and November 2012, respectively. Ms. Lawton previously served as a director at CoLucid Pharmaceuticals, Inc. from 2016 until its acquisition by Eli Lilly in 2017, as a director at Cubist Pharmaceuticals, Inc. from February 2012 to December 2014 until its acquisition by Merck, and as a director at Magenta Therapeutics, Inc. from May 2017 to March 2018. She holds a B.Sc. in pharmacology from Kings College, University of London. We believe that Ms. Lawton is qualified to serve on our board of directors based on our review of her experience, qualifications, attributes and skills, including experience in operations management and executive leadership.

Katharine Knobil, M.D. has served as Chief Medical Officer and Head of Research and Development of our Company since December 2018. Prior to joining us, Dr. Knobil served in various roles at GlaxoSmithKline plc, a pharmaceutical company, from January 1997 until December 2018, including Chief Medical Officer, Senior Vice President of Value Evidence and Outcomes, Vice President of Medicines Development, Global Vice President of Respiratory Clinical Development at the Respiratory and Immunoinflammation Medicines Development Centre and Global Vice President of COPD and NCEs at the Respiratory Medicines Development Centre. Dr. Knobil was on the board of directors of the National Health Council from January 2017 to December 2018 and was a  member of the National Academies of Sciences Engineering and Medicine’s Drug Forum. She received a B.A. in biology from Cornell University and an M.D. from The University of Texas Southwestern Medical School.

William Duke, Jr. has served as our Chief Financial Officer since November 2019.  Prior to joining us, Mr. Duke served as the chief financial officer for Pulmatrix, Inc from June 2015 to November 2019. Prior to Pulmatrix, Mr. Duke served as the Chief Financial Officer of Valeritas, a medical technology company, from January 2014 until June 2015 and from July 2011 until January 2014, he served as Valeritas’ Vice President and Corporate Controller. At Valeritas, Mr. Duke led the controller relationship, financial planning and analysis, investor relations and information technology functions. Prior to joining Valeritas, Mr. Duke was Senior Director, Finance for Genzyme Corporation, a biopharmaceutical company, from January 2010 to July 2011, where he had oversight responsibility for external reporting to the Securities and Exchange Commission, internal management reporting and worldwide financial consolidation. Prior to Genzyme, he was the Director of Finance and Accounting of Haemonetics Corporation, a medical device company, from May 2008 to January 2010 and held various senior financial roles with consulting services and emerging growth organizations. Mr. Duke holds a B.S. in Accounting from Stonehill College and a M.B.A. with a concentration in Finance from Bentley University and is a Certified Public Accountant.

Jerald Korn has served as our General Counsel and Corporate Secretary since July 2019.  Prior to joining us, Mr. Korn served in various roles at TESARO, Inc. from April 2015 to July 2019, including General Counsel and Chief Administrative Officer, Global Chief Compliance Officer and Deputy General Counsel, and Assistant General Counsel and Compliance Officer.  Prior to TESARO, Mr. Korn served as Associate General Counsel at Cubist Pharmaceuticals from August 2013 to March 2015, as Deputy Chief Compliance Officer at Millennium Pharmaceuticals from July 2011 to August 2013 and as Associate General Counsel and Compliance Officer at AMAG Pharmaceuticals from August 2008 to July 2011.  Prior to AMAG Pharmaceuticals, he was an associate in the law firm of Ropes & Gray LLP.  Mr. Korn holds a bachelor’s degree from Harvard University and J.D. from Boston University School of Law.

Non-Employee Directors

Michael Bonney has served as the Executive Chair of the Board of Directors since August 2018. Mr. Bonney has also served as Managing Director of Sasanoa Advisory Group Enterprises, LLC, a CEO advisory firm, since June 2019.  Previously, Mr. Bonney served as our Chief Executive Officer and Chair of the Board of Directors from June 2017 until August 2018. Mr. Bonney has also served as Chairman of the board of directors of Magenta Therapeutics, Inc., a biotechnology company, since June 2018, and he previously served as Executive Chairman from November 2016 until June 2018. Prior to that, he served as Partner at Third Rock Ventures, LLC, a venture capital firm, from January 2016 to July 2016. Before joining Third Rock Ventures, LLC, Mr. Bonney served as CEO and Director at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from 2003 until 2015, when it was acquired by Merck. In addition to his role as Chairman of the board of Magenta, Mr. Bonney chairs the board of directors of Alnylam Pharmaceuticals, Inc. Mr. Bonney serves as a board member of Bristol-Myers Squibb, since the acquisition of Celgene in November 2019; Sarepta Therapeutics, Inc. since 2017 and Syros Therapeutics since June 2018. Mr. Bonney previously served on the boards of Global Blood Therapeutics from 2016 to 2017, Revolution Medicines from 2016 to 2017, and NPS Pharmaceuticals, Inc. from 2005 to 2015. He received a B.A. in economics from Bates College. We believe that Mr. Bonney is qualified to serve on our board of directors based on our review of his experience, qualifications, attributes and skills, including his extensive experience in leadership roles at other biotech ventures.

Bonnie L. Bassler, Ph.D. has served as a Director of our company since December 2018. Dr. Bassler currently serves in several roles at Princeton University, including, Chair of the Department of Molecular Biology since 2013, associated faculty member of the Department of Chemistry since 2010, Director for Recruiting and Diversity in the Sciences since 2008, investigator at the Howard Hughes Medical Institute since 2005, professor in the Department of Molecular Biology since 1994 and associate faculty member of the Princeton Environmental Institute since 1996. Previously, Dr. Bassler served as the Director of the Council on Science and Technology at Princeton University from July 2008 to June 2013. Dr. Bassler has served as a board member of Regeneron Pharmaceuticals, Inc. since 2016 and as a Trustee of the Alfred P. Sloan Foundation since 2014, and previously served as a board member of Sanofi from November 2014 to September 2016. Dr. Bassler served as a board member of the American Association for the Advancement of Science from January 2012 to December 2016. She was a member of the National Science Board from January 2010 until May 2016. She received a B.S. in biochemistry from the University of California-Davis and a Ph.D. in biochemistry from John Hopkins University. We believe that Dr. Bassler is qualified to serve on our board of directors based on our review of her experience, qualifications, attributes and skills, including her extensive experience in scientific research roles at elite universities.

Grady Burnett has served as a Director of our company since September 2018. Mr. Burnett currently serves as the General Partner at Bow Capital, an early stage venture capital firm, a position he has held since co-founding the company in July 2016. Previously, he served as the President and Chief Operating Officer of HackerRank, a technology company, from September 2015 until July 2016. Before that, from September 2013 until October 2014, Mr. Burnett served as the Chief Operating Officer of Flurry, Inc., a mobile analytics, monetization and advertising company. Mr. Burnett has also served as Vice President of Global Sales and Operations at Facebook, Inc. from 2009 to 2013 and was also previously the Director of North American Sales and Operations for Google LLC’s AdWords team. Mr. Burnett is a member of the board of directors of East Palo Alto Tennis & Tutoring, Menlo School and Kenshoo, Ltd. He has an M.B.A. from the Harvard Business School and a bachelor’s degree from the University of Michigan. We believe that Mr. Burnett is qualified to serve on our board of directors based on our review of his experience, qualifications, attributes and skills, including his experience in scaling companies and driving revenue growth.

Theo Melas-Kyriazi has served as a Director for our company since July 2019. Mr. Melas-Kyriazi has served as Chief Financial Officer of Levitronix Technologies Inc. and its predecessor companies since 2006. Levitronix Technologies Inc. manufactures and sells magnetically-levitated pumps primarily to microelectronics and life sciences customers. Mr. Melas-Kyriazi also serves as an Executive Partner at Flagship Pioneering, an innovation enterprise that conceives, creates, resources and grows first-in-category life sciences companies, which he joined in April 2019. Mr. Melas-Kyriazi served as a director at Evelo Biosciences, Inc. a role he has held since February 2017.  He also served as a director at Valeant Pharmaceuticals International, Inc from 2003 to 2016. From 1986 to 2004, Mr. Melas-Kyriazi served in a variety of management roles at Thermo Fisher Scientific. Mr. Melas-Kyriazi received his M.B.A. from Harvard Business School. We believe Mr. Melas-Kyriazi's extensive financial and business experience in life sciences companies qualifies him to serve on our board of directors.

Jean Mixer has served as a Director of our company since October 2019.  Ms. Mixer is the Chief Digital Transformation Officer and Vice President of Strategy at Boston Children’s Hospital, which she joined in January 2014. From 2005 to January 2014, she served as Chief Executive Officer of mixerconsulting, which has helped organizations grow through strategic and organizational work. From 1992 to 2004, she was at the Boston Consulting Group, where she was partner in the Boston office. Before that, Ms. Mixer was an officer at J.P. Morgan in New York. From 2006 to February 2019, Ms. Mixer was a director on the board of NxStage Medical, Inc. where she served on the audit and commensation committees. From 2006 to January 2014, Ms. Mixer was a director on the board of the Cambridge Trust Company, a commercial bank, where she also served as a member of the board’s executive committee and chair of its compensation committee. She is also an overseer at the Boys and Girls Clubs of Boston. Formerly, she served on the Business Roundtable Committee on National Health Care Reform. She has worked broadly across the restructuring healthcare market, including providers, payers, pharmaceuticals, medical devices, pharmacies and pharmacy benefit managers. She has a masters from Kellogg School of Management, Northwestern. We believe Ms. Mixer’s extensive experience with respect to strategy, mergers and acquisitions, finance, leadership, and governance qualifies her to serve on our board of directors.

Anthony G. Quinn, M.D., Ph.D. has served as a Director for our company since February 2016. Currently Dr. Quinn is President and Chief Executive Officer of Aeglea BioTherapeutics, Inc., a biotechnology company where he has served as a Director since March 2016 and as CEO since July 2018. Prior to that, from October 2015 to July 2017 he worked as a private consultant for IDBioPharm Consulting LLC, a consulting firm. From August 2009 to June 2015, Dr. Quinn served as Head of Research & Development and Chief Medical Officer (initially at the Senior Vice President level and subsequently at the Executive Vice President level) for Synageva BioPharma Corp., a publicly traded biopharmaceutical company that was acquired by Alexion Pharmaceuticals, Inc. in June 2015. Following the acquisition, Dr. Quinn worked for Alexion Pharmaceuticals, Inc., a pharmaceutical company, from June 2015 to September 2015. Dr. Quinn received his BMSc. in general pathology and his MB ChB (M.D.) from the University of Dundee, UK. and his Ph.D. in cancer research from the University of Newcastle in Tyne, UK. He completed a postdoctoral fellowship at University of California, San Francisco before being appointed Professor of Dermatology at Barts & The London School of Medicine, UK. He is a fellow of the Royal College of Physicians London. He also currently serves as a member of the board of directors for Generation Bio.  We believe Dr. Quinn is qualified to serve on our board of directors because of his medical and clinical experience in the biopharmaceutical industry, including the development of therapeutics for rare diseases.

Geoffrey von Maltzahn, Ph.D. has served as a Director for our company since August 2015, and also acts as an advisor on new innovation opportunities for our product platform, technology and approach to targeting the microbiome organ. He is a General Partner at Flagship Pioneering focused on company origination and has been with Flagship since 2009. Dr. von Maltzahn was founder of our company and served as our Chief Executive Officer from January 2015 to June 2017 and as Chief Innovation Officer from June 2017 to September 2018. Dr. von Maltzahn also serves as the Chief Innovation Officer of Indigo Agriculture, Inc., an agriculture biotechnology company he co-founded in 2013 as part of Flagship Pioneering’s Flagship Labs innovation foundry. Dr. von Maltzahn was also a member of the Flagship Pioneering founding team for Seres Therapeutics, Inc. in 2010, and he subsequently served as Chief Technology Officer at Seres in 2012. Prior to working on Seres, Dr. von Maltzahn worked on the Flagship Pioneering founding team for Axcella Health, Inc., a biotechnology company, in 2009, and he served as Vice President of Discovery at Axcella from 2009 until 2013. Dr. von Maltzahn was awarded a Ph.D. in biomedical engineering and medical physics from MIT, a M.S. in bioengineering from the University of California, San Diego, and an S.B. in chemical engineering from MIT. We believe that Dr. von Maltzahn’s significant experience co-founding and leading numerous biotechnology companies makes him qualified to serve on our board of directors.

Staggered board

In accordance with the terms of our amended and restated certificate of incorporation and amended and restated by-laws, our board of directors is divided into three staggered classes of directors and each director is assigned to one of the three classes. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in the years 2020 for Class I directors, 2021 for Class II directors and 2022 for Class III directors.

•	Our Class I directors are Michael Bonney, Bonnie L. Bassler and Geoffrey von Maltzahn;
•	Our Class II directors are Alison Lawton, Jean Mixer and Anthony Quinn; and
•	Our Class III directors are Theo Melas-Kyriazi and Grady Burnett.

Our amended and restated certificate of incorporation and amended and restated by-laws provide that the number of directors shall be fixed from time to time by a resolution of the majority of our board of directors.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent stockholder efforts to effect a change of our management or a change in control.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.  Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2019 by Section 16(a) under the Exchange Act.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions), agents and representatives, including directors and consultants.

The full text of our Code of Business Conduct and Ethics is posted on our website at www.kaleido.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics on our website. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report, and you should not consider that information a part of this Annual Report.

Audit Committee

Our audit committee consists of Theo Melas-Kyriazi, Jean Mixer and Grady Burnett and is chaired by Theo Melas-Kyriazi. Our board of directors has determined that all members of our audit committee meet the requirements for independence and financial literacy for audit committee member under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has designated each of Theo Melas-Kyriazi and Grady Burnett as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our fiscal year ended December 31, 2019 our next two most highly compensated executive officers in respect of their service to our company for our fiscal year ended December 31, 2019 and a former executive officer who was one of the highest compensated individuals for 2019. We refer to these individuals as our named executive officers. Our named executive officers are:

•	Alison Lawton, our President and Chief Executive Officer;
•	Katharine Knobil, M.D., our Chief Medical Officer and Head of Research & Development.
•	Jerald Korn, our General Counsel and Corporate Secretary; and.
•	Joshua Brumm, our former Chief Operating Officer and Chief Financial Officer

Our executive compensation program has reflected our growth and development-oriented corporate culture. Compensation of our named executive officers has primarily consisted of a combination of base salary, bonuses and long-term incentive compensation. Our named executive officers, like all of our full-time employees, are eligible to participate in our health and welfare benefit plans. We currently evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require and review executive compensation annually with input from a compensation consultant. As part of this review process, our board of directors and the compensation committee apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We also review whether we are meeting our retention objectives and the potential cost of replacing key employees.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our fiscal years ended December 31, 2019 and 2018 as well as for our former Chief Operating Officer and Chief Financial Officer who would have been one of our most highly compensated executive officers but for the fact that such individual was not serving as an executive officer of our company as of December 31, 2019. On February 19, 2019, we effected a reverse stock split of shares of our common stock at a ratio of one-for-two, pursuant to an amendment to our amended and restated certificate of incorporation approved by our board of directors and stockholders. All issued and outstanding common shares and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Name and Principal Positions (9)	Year	Salary ($)		Cash Bonus ($)	Option awards ($) (1)		Non-Equity Incentive Plan Compensation $ (2)	All Other Compensation ($)		Total ($)
Alison Lawton	2019	$500,000		$250,000	2,101,475		$276,563	$11,196	(3)	$3,139,234
President and Chief Executive Officer (Prinicpal Executive Officer)	2018	437,500		—	5,947,117	(4)	250,000	9,512	(5)	6,644,129
Katharine Knobil, M.D.	2019	450,000		200,000	583,729		170,252	47,783	(6)	1,451,763
CMO & Head of R&D	2018	37,500	(7)		3,900,060		—	200,389	(8)	4,137,949
Jerald Korn		170,026	(9)	50,000	1,210,638		70,526	4,234	(10)	1,505,423
Joshua Brumm	2019	349,916		126,138	747,200		—	764	(11)	1,224,018
COO & CFO (former Principal Financial Officer) (12)	2018	296,891	(13)	—	2,107,576	(14)	126,138	320,586	(15)	2,851,191

(1)

The amounts reported in the “Option Awards” column reflects the aggregate grant date fair value of share-based compensation awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. The assumptions used in calculating the grant-date fair value are set forth in Note 8 to our audited consolidated financial statements appearing elsewhere in this Annual Report.

(2)

The amounts reported represent cash incentive compensation based upon the Board’s assessment of the achievement of company and individual performance objectives for the year indicated. Cash incentive compensation for the year ended December 31, 2019, made in February 2020.

(3)

The amount reported represents $8,000 for matching contributions made in February 2020 by the Company under its 401(k) plan, $320 in long-term disability insurance premiums, $2,322 in group term life insurance premiums in excess of statutory limits, and $554 Massachusetts Paid Family and Medical Leave Act.

(4)

A portion of the amount reported represents a one-time non-cash compensation amount based on the September 2018 modification of certain performance-based stock option awards whereby the shares underlying this option will now be subject to time-based vesting. The amount related to the modification is equal to the modification date fair value of $1,628,349.

(5)

The amount reported represents $8,000 for matching contributions made in February 2019 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums and $1,032 in group term life insurance premiums in excess of statutory limits.

(6)

The amount reported represents $8,000 for matching contributions made in February 2020 by the Company under its 401(k) plan, $320 in long-term disability insurance premiums, $2,322 in group term life insurance premiums in excess of statutory limits, and $499 Massachusetts Paid Family and Medical Leave Act, $6,915 in company paid relocation services, and $29,567 in commuting expense reimbursements.

(7)	Dr. Knobil commenced employment with us in December 2018. Her annual base salary for 2018 was $450,000.
(8)

The amount reported represents $40 in long-term disability insurance premiums and $46 in group term life insurance premiums in excess of statutory limits, $200,000 in a bonus paid to Dr. Knobil due upon the commencement of her employment with us, and $303 in commuting expense reimbursements.

(9)	Mr. Korn commenced employment with us in July 2019. His annual base salary for 2019 was $380,000.
(10)

The amount reported represents $3,345 for matching contributions made in February 2020 by the Company under its 401(k) plan, $220 in long-term disability insurance premiums, $247 in group term life insurance premiums in excess of statutory limits, and $419 Massachusetts Paid Family and Medical Leave Act.

(11)

The amount reported represents $220 in long-term disability insurance premiums, $427 in group term life insurance premiums in excess of statutory limits, and $117 Massachusetts Paid Family and Medical Leave Act.

(12)

Mr. Brumm ceased to be an officer of the Company upon his resignation in September 2019.  Mr. Brumm continued to serve as a consultant until December 31, 2019 pursuant to a consulting agreement he entered into with us upon his resignation.  Pursuant to such agreement Mr. Brumm’s outstanding equity awards continued to vest, however he received no additional compensation.

(13)	Mr. Brumm commenced employment with us in April 2018. His annual base salary for 2018 was $435,000.
(14)

A portion of the amount reported represents a one-time non-cash compensation amount based on the September 2018 modification of certain performance-based stock option awards whereby the shares underlying this option will now be subject to time-based vesting. The amount related to the modification is equal to the modification date fair value of $1,006,886.

(15)

The amount reported represents $8,000 for matching contributions made in February 2019 by the Company under its 401(k) plan, $150,000 in a bonus paid to Mr. Brumm upon the commencement of his employment with us, $150,000 in company paid relocation expenses, $12,900 in commuting expense reimbursements, $331 in long-term disability insurance premiums and $165 in group term life insurance premiums in excess of statutory limits.

Narrative to the Summary Compensation Table

Base Salary

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our board of directors taking into account each individual’s role, responsibilities, skills and experience.

Annual Bonus

Our annual bonus program is intended to reward our named executive officers for meeting objective or subjective performance goals for a fiscal year.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentives our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executives, including our named executive officers, and from time to time may grant equity incentive awards to them in the form of stock options.

We typically grant stock option awards at the start of employment to each executive officer and our other employees as well as on a twice annual basis for retention purposes. We award our stock options on a future date set by our board of directors at the time the board of directors approves the grant. We set the option exercise price equal to the fair market value of our common stock on the date of grant.

2019 Stock Option and Incentive Plan

Our 2019 Stock Option and Incentive Plan, or 2019 Plan, was adopted by our board of directors on January 23, 2019, and approved by our stockholders on February 19, 2019. The 2019 Plan replaced our 2015 Stock Incentive Plan, or 2015 Plan, as our board of directors determined not to make additional awards under that plan following the consummation of our initial public offering. The 2019 Plan allows the board of directors’ compensation committee to make equity-based incentive awards to our officers, employees, directors and other key persons (including consultants).

We have initially reserved 2,168,976 shares of our common stock for the issuance of awards under the 2019 Plan, or the Initial Limit. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee, or the Annual Increase. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2019 Plan and 2015 Plan will be added back to the shares of common stock available for issuance under the 2019 Plan.

The maximum aggregate number of shares that may be issued in the form of incentive stock options shall not exceed the Initial Limit cumulatively increased on January 1, 2020 and on each January 1 thereafter by the lesser of the Annual Increase for such year plus shares added back as provided for above with respect to the 2015 Plan or 4,337,952 shares of common stock.

2015 Stock Incentive Plan

Our 2015 Plan, was approved and adopted by our board of directors on July 14, 2015, and approved by our stockholders on July 14, 2015. Under the 2015 Plan we initially reserved for issuance an aggregate of 1,000,000 shares of our common stock, and most recently increased the shares reserved and available for issuance to 8,395,974 shares of our common stock on December 4, 2018. The number of shares of common stock reserved for issuance under the 2015 Plan is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in our capitalization.

The shares of common stock underlying awards that are forfeited, cancelled, terminated, reacquired prior to vesting, satisfied without the issuance of shares of common stock, or withheld to cover the exercise price or tax withholding are added back to the shares of common stock available for issuance under the 2019 Plan.

The shares of common stock underlying awards that are forfeited, cancelled, terminated, reacquired prior to vesting, satisfied without the issuance of shares of common stock, or withheld to cover the exercise price or tax withholding are added back to the shares of common stock available for issuance under the 2019 Plan.

2019 Employee Stock Purchase Plan

On January 23, 2019, our board of directors adopted the 2019 Employee Stock Purchase Plan, or 2019 ESPP, and on February 19, 2019, our stockholders approved the 2019 ESPP, but the 2019 ESPP has not yet been implemented.  The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The 2019 ESPP initially reserves and authorizes the issuance of up to a total of 180,748 shares of common stock to participating employees. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by the least of (i) 542,244 shares of Common Stock, (ii) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2019 ESPP administrator. The number of shares reserved under the 2019 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

All employees whose customary employment is for more than 20 hours per week are eligible to participate in the 2019 ESPP. However, any participating employee who would own 5% or more of the total combined voting power or value of all classes of stock after an option were granted under the 2019 ESPP would not be eligible to purchase shares under the 2019 ESPP.

We will make one or more offerings each year to our employees to purchase shares under the 2019 ESPP. Offerings will usually begin on each May 1 and November 1 and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 business days before the relevant offering date.

Each employee who is a participant in the 2019 ESPP may purchase shares by authorizing payroll deductions of up to a specified percentage of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the 2019 ESPP in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the 2019 ESPP terminate upon voluntary withdrawal from the plan or when the employee ceases employment with us for any reason.

The 2019 ESPP may be terminated or amended by our board of directors at any time. An amendment that increases the number of shares of common stock authorized under the 2019 ESPP and certain other amendments require the approval of our stockholders.

Senior Executive Cash Incentive Bonus Plan

In October 2018, our board of directors adopted the Senior Executive Cash Incentive Bonus Plan, or the Bonus Plan, but the Bonus Plan has not yet been implemented.  The Bonus Plan provides for cash bonus payments based upon the attainment of performance targets established by our compensation committee. The payment targets are related to financial and operational measures or objectives with respect to our company, or Corporate Performance Goals, as well as individual performance objectives.

Our compensation committee may select Corporate Performance Goals from among the following: cash flow (including, but not limited to, operating cash flow and free cash flow); sales or revenue; corporate revenue; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of our common stock; economic value-added; development, clinical, regulatory or commercial milestones; acquisitions or strategic transactions, partnerships or joint ventures; operating income (loss); return on capital, assets, equity, or investment; stockholder returns; return on sales; gross or net profit levels; productivity; expense efficiency; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of our common stock; sales or market shares; number of customers; operating income and/or other strategic, financial or operational objectives, any of which may be measured in absolute terms, as compared to any incremental increase, in terms of growth, as compared to results of a peer group, against the market as a whole, compared to applicable market indices and/or measured on a pre-tax or post-tax basis.

Each executive officer who is selected to participate in the Bonus Plan will have a target bonus opportunity set for each performance period. The bonus formulas will be adopted in each performance period by the compensation committee and communicated to each executive. The Corporate Performance Goals will be measured at the end of each performance period after our financial reports have been published or such other appropriate time as the compensation committee determines. If the Corporate Performance Goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period. The Bonus Plan also permits the compensation committee to approve additional bonuses to executive officers in its sole discretion.

401(k) Plan

Effective as of January 1, 2017, we adopted a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. During the first half of 2018, a matching contribution of 50% of employee contributions up to 6%, with a maximum of $8,000 per year was approved. Matching contributions vest 25% each year, 100% vested after 4 years of service. At the end of the year, contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Section 401(a) of the Code.

Limitations on Liability and Indemnification

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law, or DGCL. Consequently, our directors are not personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•	any transaction from which the director derived an improper personal benefit.

Our amended and restated by-laws require us to indemnify our directors and officers to the maximum extent not prohibited by the DGCL and allow us to indemnify other employees and agents as set forth in the DGCL. Subject to certain limitations, our amended and restated by-laws also require us to advance expenses incurred by our directors and officers for the defense of any action for which indemnification is required or permitted.

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors, officers and certain of our key employees, in addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated by-laws. These agreements, among other things, require us to indemnify our directors, officers and key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or any of our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors, officers and key employees for the defense of any action for which indemnification is required or permitted

We believe that provisions of our amended and restated certificate of incorporation, amended and restated by-laws and indemnification agreements are necessary to attract and retain qualified directors, officers and key employees. We also maintain directors’ and officers’ liability insurance.

This description of the indemnification provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and our indemnification agreements is qualified in its entirety by reference to these documents, each of which is attached as an exhibit to this Annual Report.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Health and Welfare Benefits

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical and dental benefits, short-term and long-term disability insurance, and life insurance. We believe these perquisites are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Employment Arrangements and Severance Agreements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers that provide for specified payments and benefits in connection with a termination of employment in certain circumstances.  Our goal in providing these severance and change in control payments and benefits is to offer sufficient cash continuity protection such that the named executive officers who are our employees will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the named executive officers, rather than negotiating severance at the time that a named executive officer’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment in certain circumstances are appropriate because they encourage our named executive officers to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. The employment agreements with our named executive officers require the named executive officers to execute a separation agreement containing a general release of claims in favor of us to receive any severance payments and benefits.

Alison Lawton

On January 24, 2019, we entered into an employment agreement with Ms. Lawton, or the Lawton Employment Agreement. Pursuant to the terms of the Lawton Employment Agreement, Ms. Lawton serves as our Chief Executive Officer and President on an at-will basis. Ms. Lawton’s Employment Agreement provides her with a base salary, which is subject to periodic review and adjustment by our board of directors, and eligibility to receive cash incentive compensation as determined by our board of directors or compensation committee from time to time. Ms. Lawton’s current base salary is $515,000, and Ms. Lawton is eligible for an annual performance bonus currently targeted at 50% of her base salary. Ms. Lawton is also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.

The Lawton Employment Agreement further provides that if Ms. Lawton’s employment is terminated by us without Cause (as defined in the Lawton Employment Agreement) or Ms. Lawton resigns for Good Reason (as defined in the Lawton Employment Agreement), then, subject to the timely execution and effectiveness of a separation agreement, including a general release of claims in our favor, Ms. Lawton will be entitled to receive: (i) an amount equal to 12 months of base salary plus an amount equal to the incentive compensation paid to Ms. Lawton in the year prior to the year of termination, payable in substantially equal monthly installments over 12 months following termination, (ii) if Ms. Lawton was enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, a monthly cash payment for 12 months of COBRA premiums at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination and (iii) extension of the period during which Ms. Lawton can exercise any of her vested options to purchase our stock until the anniversary of Ms. Lawton’s date of termination.

In lieu of the severance payments and benefits set forth in the prior paragraph, in the event that Ms. Lawton is terminated by us without Cause or she resigns for Good Reason, in each case within 15 months following a Change in Control (as defined in the Lawton Employment Agreement), subject to the timely execution and effectiveness of a separation agreement, including a general release of claims in our favor, she will be entitled to receive: (i) a lump sum cash amount equal to 1.5 times the sum of (A) her current base salary (or her base salary in effect prior to the Change in Control, if higher) plus (B) her target annual cash incentive compensation for the year of termination, (ii) if Ms. Lawton is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, a monthly cash payment for 18 months of COBRA premiums at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination, and (iii) notwithstanding anything to the contrary in any applicable award agreement, accelerated vesting of 100% of all Equity Awards (as defined in the Lawton Agreement) held by Ms. Lawton.

Other Employment Agreements with Executive Officers

In addition to the Lawton Agreement, we have also entered into employment agreements with each of our other executive officers, Dr. Katherine Knobil and Messrs. William Duke, Jr. and Jerald Korn.  We refer to these agreements collectively as the Executive Employments Agreements.

The current base salaries and discretionary cash incentive bonus amounts for the executives under the Executive Employment Agreements are as follows:

Executive	Title	Base Salary	Target Incentive Discretionary Bonus (%)
Katharine Knobil, M.D.	Chief Medical Officer and Head of Research and Development	$463,500	40%
William Duke, Jr.	Chief Financial Officer	420,000	40%
Jerald Korn	General Counsel	385,903	40%

Under the Executive Employment Agreements, each of the executives will continue to serve on an at-will basis. The above base salaries are subject to periodic review and adjustment by our board of directors, and eligibility to receive cash incentive compensation as determined by our board of directors or compensation committee from time to time. The executives are also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.

The Executive Employment Agreements further provides that if the executive’s employment is terminated by us without Cause (as defined in the relevant Executive Employment Agreement) or the executive resigns for Good Reason (as defined in the relevant Executive Employment Agreement), then, subject to the timely execution and effectiveness of a separation agreement, including a general release of claims in our favor, the executive will be entitled to receive: (i) an amount equal to 12 months of base salary plus an amount equal to the incentive compensation paid to the executive in the year prior to the year of termination, payable in substantially equal monthly installments over 12 months following termination, (ii) if the executive was enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, a monthly cash payment for 12 months of COBRA premiums at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination and (iii) extension of the period during which the executive can exercise any of his or her vested options to purchase our stock until the anniversary of the executive’s date of termination.

In lieu of the severance payments and benefits set forth in the prior paragraph, in the event that the executive is terminated by us without Cause or he or she resigns for Good Reason, in each case within 15 months following a Change in Control (as defined in the relevant Executive Employment Agreement), subject to the timely execution and effectiveness of a separation agreement, including a general release of claims in our favor, the executive will be entitled to receive: (i) a lump sum cash amount equal to 1.5 times the sum of (A) his or her current base salary (or his or her base salary in effect prior to the Change in Control, if higher) plus (B) his or her target annual cash incentive compensation for the year of termination, (ii) if the executive is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, a monthly cash payment for 18 months of COBRA premiums at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination, and (iii) notwithstanding anything to the contrary in any applicable award agreement, accelerated vesting of 100% of all Equity Awards (as defined in the relevant Executive Employment Agreement) held by the executive.

Each of the Lawton Employment Agreement and the Executive Employment Agreements also contains a Section 280G better-off cutback provision, which provides that, in the event that the payments or benefits provided to the named executive officer pursuant to his or her employment agreement or otherwise constitute parachute payments with the meaning of Section 280G of the Code, the payments or benefits to such executive will either be delivered in full or reduced to the extent necessary to avoid an excise tax under Section 4999 of the Code, whichever would result in the executive receiving the largest amount of payments or benefits on an after-tax basis. None of the employment agreements with our named executive officers requires us to provide any tax gross-up payments.

Other agreements

We have also entered into employee confidentiality, inventions, non-solicitation and non-competition agreements with each of our named executive officers. Under such agreements, each named executive officer has agreed (1) not to compete with us during his or her employment and for a period of one year after the termination of such employment, (2) not to solicit our employees during his or her employment and for a period of one year after the termination of such employment, (3) to protect our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his or her employment.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2019.

	OPTION AWARDS							STOCK AWARDS
NAME	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unxercisable		Equity IncentivePlan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units Of Stock That Have Not Vested (#)		Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested ($)
Alison Lawton, President and Chief Exeutive Officer (Prinicpal Exeutive Officer)	—		162,500	(2)	—	2.22	12/5/2027	1,250	(2)	6,275	—	—
	255,609	(3)	562,339	(3)	—	10.28	8/15/2028	—		—	—	—
	—		150,000	(4)	—	15.00	2/26/2029	—		—	—	—
	—		150,000	(5)	—	6.56	11/15/2029	—		—	—	—
Katharine Knobil, CMO & Head of R&D	115,250	(6)	345,750	(6)	—	17.40	12/3/2028	—		—	—	—
	—		125,000	(7)	—	6.56	11/14/2029	—		—	—	—
	—		—		—	—	—	50,000	(8)	251,000	—	—
Jerald Korn, General Counsel	—		180,000	(9)	—	7.67	7/31/2029	—		—	—	—
	—		75,000	(10)	—	6.56	11/14/2029	—		—	—	—
Joshua Brumm, COO&CFO	98,438	(11)	—		—	5.90	12/31/2020	—		—	—	—
	38,778	(11)	—		—	10.28	12/31/2020	—		—	—	—

Unless otherwise specified, all option awards vest over four years, with 25% vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 12 equal quarterly installments thereafter, subject to continued employment with us.

(1)

The amount represents the number of shares of restricted stock or unvested restricted stock units multiplied by the market value of a share of our common stock based on the closing price on December 31, 2019, which was $5.02. Unless otherwise specified, all stock awards listed in the table are restricted stock awards.

(2)

Represents total original grant of 327,500 shares underlying a stock option. In November 2017, 165,000 shares were acquired upon the exercise of the early exercise feature. The aggregate shares from this arrangement vested 25% on November 16, 2018, then in 12 equal quarterly installments thereafter with all shares under the early-exercise stock award vesting in their entirety before any vesting will occur under the option award.

(3)	The shares underlying this option vest 25% on August 16, 2019, then in 12 equal quarterly installments thereafter.
(4)	The shares underlying this option vest 25% on February 26, 2020, then in 12 equal quarterly installments thereafter.
(5)	The shares underlying this option vest 25% on November 15, 2020, then in 12 equal quarterly installments thereafter.
(6)	The shares underlying this option vest 25% on December 3, 2019, then in 12 equal quarterly installments thereafter.
(7)	The shares underlying this option vest 25% on November 15, 2020, then in 12 equal quarterly installments thereafter.

(8) Represents shares of restricted stock granted on November 15, 2019, with 50% vesting on November 15, 2020, and the remainder vesting on November 15, 2021.

(9)	The shares underlying this option vest 25% on July 22, 2020, then in 12 equal quarterly installments thereafter.

(10)The shares underlying this option vest 25% on November 15, 2020, then in 12 equal quarterly installments thereafter.

(11)The shares underlying this option are fully vested and, pursuant to Mr. Brumm’s consulting agreement, are available for exercise until December 31, 2020.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking.

This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2019. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any additional equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2019. We reimburse non-employee members of our board of directors for reasonable travel and out-of-pocket expenses incurred in attending meetings of our board of directors and committees of our board of directors.  We also do not, and do not expect to, provide separate compensation to our directors who are also our employees, such as Ms. Lawton, our Chief Executive Officer and President.  Ms. Lawton’s compensation as our principal executive officer in 2019 is reported above in the Summary Compensation Table.

Director Compensation Table

NAME	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Michael Bonney	$397,503	$—	$—	$—	$—	$397,503
Bonnie Bassler, Ph. D	39,000	—	—	—	—	39,000
Grady Burnett	46,250	—	—	—	—	46,250
Theo Melas-Kyriazi	27,500	—	440,531	—	—	468,031
Jean Mixer	11,875	—	519,304	—	—	531,179
Anthony G. Quinn, M.D. Ph.D	48,750	—	—	—	—	48,750
Geoffrey von Maltzahn, Ph.D	35,000	—	—	—	—	35,000

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2019 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718.

Non-Employee Director Compensation Policy

Our board of directors has adopted a non-employee director compensation policy, that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee will be paid cash compensation, as set forth below:

	Member Annual Fee ($)	Chairman Additional Annual Fee ($)
Board of Directors	$35,000	$25,000
Audit Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	3,500

Such base compensation is paid on a quarterly basis in arrears.

In addition, subject to the discretion of our board of directors, each non-employee director elected or appointed to our board of directors following the completion of our initial public offering received an option to purchase a number of shares, with a value equivalent to $440,000, with value determined in accordance with the reasonable assumptions and methodologies for calculating the fair value of options under ASC 718, on the date of such director’s election or appointment to the board of directors, which will vest annually over three years, subject to continued service through such vesting dates.

On the date of each annual meeting of stockholders of our company, each non-employee director will also receive an option to purchase a number of shares that will be determined based on external benchmarking and with input from a compensation consultant, which will vest in full of the earlier to occur of the first anniversary of the date of grant or the next annual meeting, subject to continued service as a director through such vesting date.

Michael Bonney

On January 24, 2019, we entered into an employment agreement with Mr. Bonney, our Executive Chairman, or the Bonney Employment Agreement. Pursuant to the terms of the Bonney Agreement, Mr. Bonney serves as Executive Chair of our board of directors and he has agreed to dedicate 60% of his full working time and effort to the business and affairs of the Company.  Until October 31, 2019, as compensation for Mr. Bonney’s services, we paid him a base salary of $500,000 per year, which was subject to annual review and adjustment by our board of directors.  Effective November 1, Mr. Bonney elected and the Board approved a reduction in compensation to $35,000 per year.  Mr. Bonney is also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans, provided that Mr. Bonney shall not be entitled to paid vacation.

The Bonney Employment Agreement further provides that if Mr. Bonney’s employment is terminated by us without Cause (as defined in the Bonney Employment Agreement) or Mr. Bonney resigns for Good Reason (as defined in the Bonney Employment Agreement), then, subject to the timely execution and effectiveness of a separation agreement, including a general release of claims in our favor, Mr. Bonney will be entitled to receive a monthly cash payment for 12 months of COBRA premiums at our normal rate of contribution for employees for coverage at the level in effect immediately prior to his date of termination, if Mr. Bonney was enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits.

In lieu of the severance payments and benefits set forth in the prior paragraph, in the event that Mr. Bonney is terminated by us without Cause or he resigns for Good Reason, in each case within 12 months following a Change in Control (as defined in the Bonney Employment Agreement), subject to the timely execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive: (i) if Mr. Bonney is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, a monthly cash payment for 12 months of COBRA premiums at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination, and (ii) notwithstanding anything to the contrary in any applicable award agreement, accelerated vesting of 100% of all Time-Based Equity Awards (as defined in the Bonney Agreement) held by Mr. Bonney.

The Bonney Employment Agreement also contains a Section 280G better-off cutback provision, which provides that, in the event that the payments or benefits provided under the agreement or otherwise constitute parachute payments with the meaning of Section 280G of the Code, the payments or benefits to such executive will either be delivered in full or reduced to the extent necessary to avoid an excise tax under Section 4999 of the Code, whichever would result in Mr. Bonney receiving the largest amount of payments or benefits on an after-tax basis. The agreement does not require us to provide any tax gross-up payments

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2019. As of December 31, 2019, we had two equity compensation plans, our 2019 Plan and our 2019 ESPP, each of which was approved by our board of directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,285,581	$8.15	1,305,250
Equity compensation plans not approved by stockholders	—	—	—
Total	7,285,581	$8.15	1,305,250

As described above under "Item 11. Executive Compensation," in connection with our initial public offering, our board of directors and stockholders approved two new equity compensation plans, the 2019 Plan and the 2019 ESPP. The 2019 Plan and 2019 ESPP became effective on February 27, 2019.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of February 27, 2020 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of December 31, 2019. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Kaleido Biosciences, Inc., 65 Hayden Avenue, Lexington, MA 02421.

The percentage of beneficial ownership in the table below is based on 30,420,549 shares of common stock deemed to be outstanding as of February 27, 2020.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Shareholders
Flagship Pioneering Funds (1)	17,360,710	57%
FMR LCC (2)	2,086,907	7%
Directors, Named Executive Officers and Other Executive Officer
Alison Lawton (3)	509,231	2%
Katharine Knobil, M.D. (4)	115,250	*
William Duke, Jr.	—	—%
Jerald Korn	—	—%
Michael Bonney (5)	1,813,928	6%
Bonnie Bassler, Ph.D (6)	12,500	*
Grady Burnett (7)	15,625	*
Theo Melas-Kyriazi	—	—%
Jean Mixer	—	—%
Anthony G. Quinn, M.D., Ph. D (8)	62,853	*
Geoffrey von Maltzahn, Ph. D (9)	342,466	1%
All executive officers and directors as a group (11 persons)	2,871,853	9%

*	Less than one percent.
(1)

Consists of (a) 2,244,305 shares of common stock held by Flagship Ventures Opportunities Fund I LP, (b) 6,560,523 shares of common stock held by Nutritional Health Disruptive Innovation Fund LP, (c) 2,500,000 shares of common stock held by Flagship VentureLabs V, LLC, (d) 216,451 shares of common stock held by Flagship Ventures Fund 2007 LP, (e) 947,111 shares of common stock held by Flagship Ventures Fund IV, LP, (f) 2,560,096 shares of common stock held by Flagship Ventures Fund V, LP, (g) 639,360 shares of common stock held by Nutritional Health Side Fund, LP, (h) 42,865 shares of common stock held by VenturesLabs IV, LLC, and (i) 1,649,999 shares of common stock held by Cadena LLC.

(2)

The information in the table above concerning the number of shares beneficially owned by FMR LLC was obtained from a Schedule 13G filed with the SEC by FMR LLC on February 7, 2020 reporting beneficial ownership at February 6, 2020.

(3)	Consists of (i) 165,000 shares of common stock and (ii) 344,231 shares of common stock underlying options exercisable within 60 days of December 31, 2019.
(4)	Consists of 115,250 shares of common stock underlying options exercisable within 60 days of December 31, 2019.
(5)

Consists of (i) 1,354,676 shares of common stock held directly by Mr. Bonney, (ii) 234,252 shares of common stock underlying options exercisable within 60 days of December 31, 2019 and (iii) 225,000 shares held in the Michael and Alison Bonney 2016 Irrevocable Trust, which has an independent trustee. Michael Bonney is a holder of 5% or more of our capital stock.

(6)	Consists of 12,500 shares of common stock underlying options exercisable within 60 days of December 31, 2019.
(7)	Consists of 15,625 shares of common stock underlying options exercisable within 60 days of December 31, 2019.
(8)	Consists of 31,603 shares of common stock held directly by Dr. Quinn and (ii) 31,250 shares of common stock underlying options exercisable within 60 days of December 31, 2019.

(9) Consists of 342,466 shares of common stock held directly by Dr. von Maltzahn.

Communications with the Board of Directors

Stockholders who want to communicate with members of the Board, including the independent directors, individually or as a group, should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them by mail is c/o Kaleido Biosciences, Inc., 65 Hayden Avenue, Lexington, MA 02421.  The Chair of the Audit Committee will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis.

A copy of any such written communication may also be forwarded to the Company’s legal counsel and a copy of such communication may be retained for a reasonable period of time.  The director may discuss the matter with the Company’s legal counsel, with independent advisors, with non-management directors, or with the Company’s management, or may take other action or no action as the director determines in good faith, using reasonable judgment, and applying his or her own discretion.

The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters.  The Company has also established a toll-free telephone number for the reporting of such activity, which is 866-290-6353.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors.  The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq and SEC rules and regulations applicable to us. We intend to comply with future requirements to the extent they become applicable to us.

The full text of our audit committee charter, compensation committee charter, and nominating and corporate governance charter are posted on the investor relations portion of our website at www.kaleido.com. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2018 through the year ended December 31, 2019, to which we were or will be a party, in which the amount involved in the transaction exceeds, or will exceed, the lesser of $120,000 or one percent of our total assets at December 31, 2019 and December 31, 2018.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

The Company receives professional services from its principal investor, Flagship Pioneering, from time to time as needed. The Company reported general and administrative expense totaling $0 and $0.2 million related to these services for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

Private Placement of Securities

Stockholder	Shares of Series C Preferred Stock	Total Purchase Price
Flagship Pioneering Funds (1)	2,502,502	$24,999,995

(1)

Flagship Pioneering Funds consists of Flagship Ventures Fund IV, L.P., Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

Series C preferred stock financing

At closings held from February 21, 2018 through June 8, 2018, we sold an aggregate of 10,107,404 shares of Series C Preferred Stock at a purchase price of $9.99 per share, pursuant to a stock purchase agreement entered into with certain of our investors. The table above summarizes purchases of Series C Preferred Stock by holders of 5% or more of our capital stock.

Participation in our Initial Public Offering

Certain of our directors, executive officers and our 5% stockholders purchased shares of our common stock in our IPO at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Flagship Pioneering Funds (1)	933,333	$13,999,995
Michael Bonney	71,250	1,072,800

(1)	Flagship Pioneering Funds consists of Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

Sublease agreement with VL45, Inc.

In January 2018, we entered into a sublease with VL45, Inc., or VL45, a company affiliated with our majority stockholder, for a portion of laboratory and office space in Cambridge, Massachusetts. The term of the sublease commenced on January 18, 2018 and terminated on October 31, 2018. In September 2018, we entered into a termination agreement with the landlord to terminate the lease for a payment of $100 effective October 31, 2018.

Amended and Restated Investors’ Rights Agreement

We are a party to an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, dated as of February 21, 2018, with certain holders of our previously-outstanding preferred stock, including certain of our 5% stockholders and their affiliates and entities affiliated with certain of our officers and directors. The Investors’ Rights Agreement provides these holders the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. See “Item 11-Executive Compensation—Employment Arrangements and Severance Agreements with our Named Executive Officers.”

Equity Grants

We have granted stock options and warrants to certain of our executive officers and members of our board of directors. See “Item 11-Executive Compensation.”

Indemnification Agreements

As permitted by Delaware law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director.  In addition, we have entered into indemnification agreements with each of our executive officers and the members of our board of directors which may require us to indemnify them. See “Item 11-Executive Compensation—Limitations on Liability and Indemnification.”

Policies for Approval of Related Party Transactions

Our board of directors has adopted a written related party transactions policy.  Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In February 2019, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that all members of our board of directors, except Michael Bonney, Allison Lawton and Geoffrey von Maltzahn, are independent directors, including for purposes of Nasdaq and SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. There are no family relationships among any of our directors or executive officers.

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a written charter adopted by our board of directors. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq and SEC rules and regulations applicable to us.

Audit Committee

As of February 28, 2020, our audit committee consists of Theo Melas-Kyriazi, Jean Mixer and Grady Burnett and is chaired by Theo Melas-Kyriazi. Our board of directors has determined that each member of the committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each of the committee members has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated each of Theo Melas-Kyriazi and Grady Burnett as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The functions of the audit committee include:

•	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;
•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•

reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•

recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•	reviewing quarterly earnings releases.

The audit committee held 3 meetings during 2019. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of February 28, 2020, our compensation committee consists of Jean Mixer, Theo Melas-Kyriazi and Anthony Quinn, M.D., Ph.D., and is chaired by and Anthony Quinn, M.D., Ph.D.  Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rule. The functions of the compensation committee include:

•	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•

evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) recommending to the board of directors the cash compensation of our Chief Executive Officer and (ii) recommending grants and awards to our Chief Executive Officer under equity-based plans;

•	reviewing and approving or recommending to the board of directors the cash compensation of our other executive officers;
•	reviewing and establishing our overall management compensation, philosophy and policy;
•	overseeing and administering our compensation and similar plans;
•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•	reviewing and approving our policies and procedures for the grant of equity-based awards;
•	reviewing and recommending to the board of directors the compensation of our directors;
•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and
•	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

The compensation committee held 4 meetings during 2019. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of February 28, 2020, our nominating and corporate governance committee consists of Bonnie L. Bassler and Grady Burnett and is chaired by Bonnie L. Bassler. The functions of the nominating and corporate governance committee include:

•	developing and recommending to the board of directors criteria for board and committee membership;
•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•	identifying individuals qualified to become members of the board of directors;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•	overseeing the evaluation of our board of directors and management.

The nominating and corporate committee held 1 meeting during 2019. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation committee interlocks and insider participation

None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Director Affiliations

Some of our directors are affiliated with and serve on the board of directors as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below:

Name	Principal Stockholder
Geoffrey von Maltzahn, Ph.D	Flagship Pioneering Funds (1)
Theo Melas-Kyriazi	Flagship Pioneering Funds (1)

(1)

Flagship Pioneering Funds consists of Flagship Ventures Fund IV, L.P., Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm for the fiscal year ending December 31, 2019. In addition to retaining Deloitte to audit our consolidated financial statements for fiscal 2019, we engaged the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by Deloitte in connection with services rendered during the last two fiscal years.

	For the Year Ended December 31,
	2019	2018
Audit fees	$357,419	$202,326
Audit-related fees	133,778	380,904
Tax fees	—	—
Other fees	1,895	1,895
	$493,092	$585,125

Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte, such as comfort letters, in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees for accounting consultations and other services that were reasonable related to the performance of audits or reviews of our financial statements and were not reported above under “Audit Fees”.

All Other Fees consist of fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above.

In fiscal 2019 and 2018, no services other than those discussed above were provided by Deloitte.

The Audit Committee has adopted a policy requiring pre-approval of all audit and non-audit related services to be performed by the Company’s independent auditor regardless of amount. These services may include audit services, audit-related services, tax services and other related services. Deloitte and management are required to periodically report to the Audit Committee regarding the extent of services provided by Deloitte in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected Deloitte as the Company’s independent registered public accounting firm for 2019. This selection was subsequently approved by the board of directors. The Audit Committee has reviewed and discussed with management and with Deloitte the Company’s audited consolidated financial statements for the year ended December 31, 2019. In addition, the Audit Committee has discussed with Deloitte the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with Deloitte its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements. The Audit Committee has evaluated and concluded the non-audit services provided by Deloitte to the Company do not impair Deloitte’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our board of directors  that the audited consolidated financial statements for the year ended December 31, 2019 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 104 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b)	Exhibit Index

Exhibit No.	Exhibit Index

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

3.1

Amended and Restated Certificate of Incorporation of the Registrant, dated March 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on March 4, 2019).

3.2

Amended and Restated By-laws of the Registrant, dated February 27, 2019 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on March 4, 2019).

4.1

Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February  21, 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

4.2

Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

4.3*	Description of Registrant’s Securities.

10.1§

Umbrella Development Services Agreement, by and between Patheon UK Limited and the Registrant, dated September 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.2#

2015 Stock Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.3#

2019 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.4#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.5#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.6#

Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.7#

Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.8#

Employment Agreement between the Registrant and Michael Bonney, dated January 24, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.9#

Employment Agreement between the Registrant and Alison Lawton, dated January 24, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.10#

Employment Agreement between the Registrant and Joshua Brumm, dated January 24, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.11#

Consulting Agreement between the Registrant and Joshua Brumm, dated September 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q (File No. 001-38822) filed on October 30, 2019).

10.12#

Employment Agreement between the Registrant and Katharine Knobil, M.D., dated January 24, 2019 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.13*	Employment Agreement between the Registrant and William Duke, Jr., dated December 2, 2019.

10.14

Loan and Security Agreement between the Registrant and Pacific Western Bank, dated December 21, 2015, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

10.15

Lease Agreement by and between HCP/King Hayden Campus LLC and the Registrant, dated March 19, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

10.16

Lease Agreement by and between DIV Bedford, LLC and the Registrant, dated May 15, 2017 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

10.17

Credit Agreement, dated October 25, 2019, by and among Kaleido Biosciences, Inc., Cadena Bio, Inc, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on October 30, 2019).

10.18

Credit Agreement, dated December 31, 2019, by and among Kaleido Biosciences, Inc., Cadena Bio, Inc., and Hercules Capital (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on January 3, 2020).

21.1*	Subsidiaries of the Registrant

23.1 *	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(1) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(1) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

#	Indicates a management contract or any compensatory plan, contract or arrangement.
§	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALEIDO BIOSCIENCES, INC.
By:	/s/ Alison Lawton
Alison Lawton
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alison Lawton Alison Lawton	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2020

/s/ William Duke, Jr. William Duke, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020

/s/ Michael Bonney Michael Bonney	Executive Chair	March 2, 2020

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	March 2, 2020

/s/Bonnie Bassler Bonnie Bassler, Ph.D.	Director	March 2, 2020

/s/ Grady Burnett Grady Burnett	Director	March 2, 2020

/s/ Jean Mixer Jean Mixer	Director	March 2, 2020

/s/Anthony G. Quinn Anthony G. Quinn, M.D., Ph.D.	Director	March 2, 2020

/s/ Geoffrey von Maltzahn Geoffrey von Maltzahn, Ph.D.	Director	March 2, 2020