Form 10-Q
period 2020-03-31
Kaleido Biosciences, Inc.
filed 2020-05-14
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, there were 30,493,290 shares of registrant’s common shares outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. We make such forward looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	our ability to continue as a going concern, including without limitation our ability to continue to advance the clinical development of our MMT candidates;
•

the success, cost and timing of our research and development activities, including statements regarding the timing of initiation and completion of clinical studies or clinical trials and related preparatory work, the period during which the results of the clinical studies or clinical trials will become available;

•	our ability to advance any product candidate into or successfully complete any clinical trial or identify an alternative commercial pathway for such product candidate;
•	our ability or the potential to successfully manufacture our product candidates for clinical studies, clinical trials or for commercial use, if approved;
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

•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration agreements;
•	existing and future agreements with third parties in connection with the research and development or commercialization of our product candidates;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets either alone or in collaboration with others;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing therapies that are or become available
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform their obligations adequately;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of changes in existing laws, regulations and guidance or the adoption of new laws, regulations and guidance;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and other technologies;
•

the impact of the COVID-19 outbreak on our clinical trial programs and business generally, as well as our plans and expectations with respect to the timing and resumption of any development activities that may be temporarily paused as a result of the COVID-19 outbreak;

•

the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

•	other risks and uncertainties, including those discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report.

All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$53,804	$71,241
Prepaid expenses and other current assets	3,665	2,038
Total current assets	57,469	73,279
Property and equipment, net	7,063	6,742
Restricted cash	2,287	2,285
Total assets	$66,819	$82,306
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,224	$2,016
Accrued expenses and other current liabilities	8,080	8,361
Total current liabilities	9,304	10,377
Long term debt, net of unamortized debt discount	20,564	20,391
Other liabilities	3,330	2,655
Total liabilities	33,198	33,423
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 30,463,540 and 30,129,096 shares issued; 30,463,540 and 30,127,846 shares outstanding at March 31, 2020 and December 31, 2019, respectively	30	30
Additional paid-in capital	245,701	241,412
Accumulated deficit	(212,110)	(192,559)
Total stockholders' equity	33,621	48,883
Total liabilities and stockholders’ equity	$66,819	$82,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$13,137	$15,182
General and administrative	5,917	5,433
Total operating expenses	19,054	20,615
Loss from operations	(19,054)	(20,615)
Other (expense) income:
Interest income	193	407
Interest expense	(688)	(258)
Change in fair value of warrant liability	—	252
Other expense	(2)	(5)
Total other (expense) income, net	(497)	396
Net loss	$(19,551)	$(20,219)
Net loss per share —basic and diluted	$(0.64)	$(1.56)
Weighted-average common shares outstanding —basic and diluted	30,333,283	12,963,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Exercise of stock options	334,444	—	1,561	—	1,561
Stock-based compensation	—	—	2,725	—	2,725
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(19,551)	(19,551)
Balance at March 31, 2020	30,463,540	$30	$245,701	$(212,110)	$33,621

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2019	5,786,911	$6	$9,978	$(106,228)	$(96,244)
Conversion of redeemable convertible preferred stock into common stock	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	871	—	871
Issuance of common stock, net of issuance costs of $8,411	5,000,000	5	66,584	—	66,589
Exercise of common stock warrant	51,015	—	—	—	—
Exercise of stock options	75,313	—	60	—	60
Stock-based compensation	—	—	2,528	—	2,528
Vesting of restricted shares	148,843	—	325	—	325
Net loss	—	—	—	(20,219)	(20,219)
Balance at March 31, 2019	29,579,468	$30	$233,553	$(126,447)	$107,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(19,551)	$(20,219)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	369	293
Equity-based compensation	2,725	2,528
Amortization of debt discount	173	—
Non-cash interest expense	173	12
Change in fair value of warrant liability	—	(252)
Changes in:
Prepaid expenses and other assets	(1,627)	(2,486)
Accounts payable	(792)	(129)
Accrued expense and other liabilities	631	(2,543)
Net cash used in operating activities	(17,899)	(22,796)
Investing activities:
Purchase of property and equipment	(1,075)	(1,126)
Net cash and restricted cash used in investing activities	(1,075)	(1,126)
Financing activities:
Proceeds from exercise of stock options	1,561	60
Payments related to capital lease	(22)	(25)
Issuance of common stock, net of issuance costs	—	69,443
Settlement of derivative liability	—	(300)
Net cash provided by financing activities	1,539	69,178
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,435)	45,256
Cash, cash equivalents, and restricted cash, beginning of period	73,526	78,266
Cash, cash equivalents, and restricted cash, end of period	$56,091	$123,522
Supplemental cash flow information
Interest paid	$342	$245
Supplemental disclosure of non-cash investing and financing activities
Vesting of restricted stock	$3	$325
Reclassification of warrants to additional paid-in capital	$—	$871
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$153,226
Purchase of property and equipment in accounts payable and accrued expenses	$—	$181
Initial public offering costs incurred but unpaid at period end	$—	$1,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business, Basis of Presentation, and Going Concern

Kaleido Biosciences, Inc. and its wholly owned subsidiaries (collectively, the “Company”) is a clinical-stage healthcare company that was incorporated in Delaware on January 27, 2015 and has a principal place of business in Lexington, Massachusetts. The Company was formed to use its differentiated, chemistry-driven approach to leverage the potential of the microbiome organ to treat disease and improve human health.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies (including ex vivo assays), clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and if applicable, its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to supply sufficient amounts of Microbiome Metabolic Therapies, (“MMT” or “MMTs”) at an acceptable quality level.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2020, the Company had an accumulated deficit of $212,110. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future. As of March 31, 2020, the Company had cash and cash equivalents of $53.8 million, and management expects that the cash and cash equivalents at March 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. These capital requirements are expected to be funded through debt and equity offerings as well as possible strategic collaborations with other companies. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce or eliminate its product development or future commercialization efforts, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes the historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

A novel strain of coronavirus (COVID-19) was first identified in late 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  The Company has instituted some and may take additional temporary precautionary measures intended to help minimize the risk of the virus to its employees, including implementing a work-at-home policy, providing flexibility for working parents and suspending all business-related travel. The full extent of the future impacts of COVID-19 on our operations, including the timing and ability of the Company to complete certain clinical trials and other efforts to advance the development of our MMTs, is uncertain.

2. Summary of Significant Accounting Policies

Unaudited interim financial information

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2020.

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

Accounting Pronouncements Issued and Not Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require the Company to record most leases on the balance sheet. The Company will use a modified retrospective approach of adoption for ASU 2016-02. As an emerging growth company, this standard is required to be adopted on January 1, 2022, and the Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects to recognize a significant lease obligation and right to use asset upon adoption.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,384	—	—	$25,384
Total	$25,384	—	—	$25,384

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,304	—	—	$25,304
Total	$25,304	—	—	$25,304

The fair value of money market funds was measured by the Company based on quoted market prices.

Financial Instruments Not Recorded at Fair Value – The carrying value of cash, cash equivalents, restricted cash, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the long-term debt approximates fair value as evidenced by the recent refinancings.

4. Property and Equipment, net

Property and equipment consist of the following:

	As of
	March 31, 2020	December 31, 2019
Laboratory equipment	$4,791	$4,526
Office and computer equipment	1,418	1,418
Leasehold improvements	687	687
Construction in process	3,075	2,650
Property and equipment – at cost	9,971	9,281
Less accumulated depreciation and amortization	(2,908)	(2,539)
Property and equipment – net	$7,063	$6,742

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $369 and $293, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Payroll and benefits	$1,029	$2,426
Consulting service	539	230
Legal service	134	171
Research and development	4,957	4,259
Capital lease payable – short term	46	68
Interest expense	173	—
Other	1,202	1,207
	$8,080	$8,361

6. Debt Financing

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Company borrowed $22.5 million, and the Company has the option to draw down an additional $12.5 million if certain milestones and conditions are met. The Company incurred fees of $0.3 million, which was paid to the Lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1.7 million at December 31, 2019, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities. The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

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

The outstanding principal under the Credit Agreement has a 48-month term with interest only payments for the first 15 months, which period can be extended to up to 24 months, depending on the achievement of certain performance milestones. The outstanding principal bears interest at a rate equal to the greater of (i) 8.95% plus the prime rate minus 4.75% and (ii) 8.95%. The Credit Agreement includes mandatory prepayment provisions that require prepayment upon the occurrence of a change in control event.

Future principal payments under the Credit Agreement as of March 31, 2020 are as follows (in thousands):

2021	5,454
2022	8,182
2023	8,182
2024	682
Total future principal payments	22,500
Less unamortized debt discount	1,936
Total balance	$20,564

7. Commitments and contingencies

Facilities Leases

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the three months ended March 31, 2020 and 2019 totaled $1,779 and $1,024, respectively. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of March 31, 2020:

Year Ending December 31,
2020	$4,642
2021	6,026
2022	6,207
2023	6,393
2024	6,584
Thereafter	32,284
$62,136

8. Net Loss per Share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock and unvested restricted common stock, outstanding during the period determined using the treasury stock method, except where the effect of including such securities would be anti-dilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and therefore basic and diluted net loss per share have been equivalent.

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of March 31,
	2020	2019
Options to purchase common stock	6,694,275	6,937,706
Unvested restricted common stock	—	179,781
	6,694,275	7,117,487

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and audited financial statements the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 2, 2020.

Investors and others should note that we announce material financial information to our investors using our investor relations website ( https://investors.kaleido.com/ ), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

Overview

We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on targeting the microbiome to treat disease and improve human health. We have built a proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates into human clinical studies under regulations supporting research with food. Our product candidates are Microbiome Metabolic Therapies (“MMT” or “MMTs”), which are designed to modulate the metabolic output and profile of the microbiome by driving the function and distribution of the gut’s existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are novel synthetic targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

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

Below is a snapshot of our current clinical pipeline. During the COVID-19 global pandemic, our proprietary product platform has provided Kaleido the flexibility to initiate two new programs. The first is focused on evaluating our MMT candidate, KB109, for individuals with mild-to-moderate COVID-19. The second program is evaluating a new MMT candidate, KB295, in mild-to-moderate ulcerative colitis. In addition to our clinical pipeline, there is on-going effort to identify future clinical candidates in immune-oncology, cardiometabolic and liver diseases, and immune-meditated diseases.

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

As of March 31, 2020, we had $53.8 million in cash and cash equivalents and an accumulated deficit of $212.1 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the first quarter of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates. We may implement cost reduction strategies, which may include amending, delaying, limited, reducing or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. See “Liquidity and capital resources.”

In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide, including the United States and Europe. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. We have taken precautionary measures for the safety of our employees, including temporarily requiring some employees to work remotely, suspending non-essential travel worldwide and discouraging employee attendance at other gatherings. Certain of our third-party service providers have also experienced shutdowns or other business disruptions. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. Based on the information available to us at this time, and as noted above, we have paused the VITORA study examining KB 109 in pathogens and have experienced delays in our Phase 2 clinical trial of KB195 in UCD, for which we now expect results in the second half of 2021. At the same time, and in response to the COVID-19 pandemic, we have initiated a new program for individuals with mild-to-moderate COVID-19.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$13,137	$15,182	$(2,045)
General and administrative	5,917	5,433	484
Total operating expenses	19,054	20,615	(1,561)
Loss from operations	(19,054)	(20,615)	1,561
Other income (expense)
Interest income	193	407	(214)
Interest expense	(688)	(258)	(430)
Change in fair value of warrant liability	—	252	(252)
Other expense	(2)	(5)	3
Total other expense, net	(497)	396	(893)
Net loss	$(19,551)	$(20,219)	$668

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Direct research and development expense for KB195 program	$2,051	$1,568	$483
Platform development, early-stage research and unallocated expenses:
Personnel-related	4,716	6,125	(1,409)
Stock-based compensation expense	940	873	67
External manufacturing and research	1,505	3,528	(2,023)
Laboratory supplies and research materials	372	405	(33)
Professional and consulting fees	1,123	716	407
Facility-related and other	2,430	1,967	463
Total research and development expenses	$13,137	$15,182	$(2,045)

Research and development expenses decreased by $2,045 for the period ended March 31, 2020 as compared to the period March 31, 2019. The increase in direct costs related to our KB195 program of $483 was primarily due to continued costs incurred with external CROs, external CMOs, and IND-enablement costs associated with our preclinical and clinical development activities of KB195 for UCD. The decrease in personnel-related costs of $1,409 was due to decreased headcount in our research and development function. The decrease in external manufacturing and research costs of $2,023 was primarily due to a decrease in production of study material used in preclinical studies, human clinical studies and clinical trials.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Personnel-related	$1,758	$1,958	$(200)
Stock-based compensation expense	1,785	1,655	130
Professional and consulting fees	956	1,026	(70)
Facility-related and other	1,418	794	624
Total general and administrative expenses	$5,917	$5,433	$484

General and administrative expenses increased by $484 for the period ended March 31, 2020 as compared to the period ended March 31, 2019. The increase in facility-related and other expenses of $624 was primarily due to increased facility operating costs associated with the build out of our new corporate headquarters that were attributed to general and administrative functions.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through public offering of our equity securities, private placement of our preferred shares and borrowings of long-term debt. As of March 31, 2020, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3.8 million.

As of March 31, 2020, we had $53.8 million in cash and cash equivalents and an accumulated deficit of $212.1 million. Based on our current operating plans, we have sufficient cash and cash equivalents or borrowing capacity to fund our operating expenses and capital expenditures into the first quarter of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our ongoing or planned clinical studies or clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(17,899)	$(22,796)
Net cash used in investing activities	(1,075)	(1,126)
Net cash provided by financing activities	1,539	69,178
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,435)	$45,256

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, operating activities used $17,899 of cash, due to our net loss of $19,551, and net cash used as a result of changes in our operating assets and liabilities of $1,788, partially offset by non-cash charges of $3,440. Net cash used as a result of changes in our operating assets and liabilities primarily consisted of a $1,627 increase in prepaid expenses and other assets arising from reimbursable tenant improvements, a $792 decrease in accounts payable, offset by a $631 increase accrued expenses and other liabilities.

During the three months ended March 31, 2019, operating activities used $22,796 of cash, due to our net loss of $20,219, and net cash used as a result of changes in our operating assets and liabilities of $5,158, partially offset by non-cash charges of $2,581. Net cash used as a result of changes in our operating assets and liabilities primarily consisted of a $2,486 increase in prepaid expenses and other assets and a $2,543 decrease in accrued expenses and other liabilities.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020 and 2019, net cash used in investing activities was $1,075 and $1,126, respectively, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $1,539, consisting primarily of proceeds from exercise of stock options.

During the three months ended March 31, 2019, net cash provided by financing activities was $69,178, consisting primarily of proceeds from our IPO in March 2019, partially offset by $307 in the payment of IPO costs and $300 in the settlement of our derivative liability.

Credit agreement

In December 2019, we entered into a Credit Agreement (“the Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Lenders extended an initial $22.5 million to us, with the option to drawn down an additional $12.5 million if certain milestones and conditions are met.

As of March 31, 2020, we had borrowed an aggregate of $22.5 million under the Credit Agreement, with an option to draw down an additional $12.5 million if certain milestones and conditions are meet.

The Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, amount other things, incur additional indebtedness, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investment, dispose of assets and entered into certain transactions with affiliates, in each case subject to certain exceptions. As security under the Credit Agreement, we granted the Lender a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.

The facility has a 48-month term with interest only payments on the outstanding principal for the first 15 months, which can be extended to up to 24 months, depending on the achievement of certain performance milestones. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (i) 8.95% plus the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) minus 4.75% and (ii) 8.95%. The Term Loan is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement).

Funding Requirements

Over the next several quarters we are focusing our activities on key exploratory and clinical studies and clinical trials which we expect will reduce our overall expense rate. In the periods that follow, assuming the success of our clinical studies and clinical trials, we anticipate our expenses to increase as we progress towards larger and more pivotal clinical studies and clinical trials of our product candidates, with the potential for larger clinical studies, clinical trials and associated manufacturing, The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are a smaller reporting company as define by Rule 12b-2 of the Exchange Act and are no require to provide the information under this item.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report on 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and the other filings we make with the SEC. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 as filed with the SEC on March 2, 2020, and are incorporated by reference herein.

Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.

Our business could be adversely affected by widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis. Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, began in Wuhan, Hubei Province, China, and has since evolved into a global pandemic. As of late April 2020, the coronavirus had spread to most regions of the world, including Massachusetts, where our primary office and laboratory space is located.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We are conducting clinical trials and other research in geographies which are affected by the coronavirus pandemic. We believe that the coronavirus pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials and research. Potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the U.S. Food and Drug Administration, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates, shipping of investigation drugs and clinical samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to conduct our research and development operations.

•

We have requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may be more limited in their ability to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities.

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

•

The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Index

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

KALEIDO BIOSCIENCES, INC.
Date: May 14, 2020	By:	/s/ Alison Lawton
Alison Lawton
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)