Form 10-Q
period 2020-06-30
Kaleido Biosciences, Inc.
filed 2020-08-04
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, there were 35,546,629 shares of registrant’s common shares outstanding.

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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$71,032	$71,241
Prepaid expenses and other current assets	6,203	2,038
Total current assets	77,235	73,279
Property and equipment, net	7,583	6,742
Restricted cash	2,161	2,285
Total assets	$86,979	$82,306
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,544	$2,016
Accrued expenses and other current liabilities	7,954	8,361
Total current liabilities	11,498	10,377
Long term debt, net of unamortized debt discount	20,654	20,391
Other liabilities	3,505	2,655
Total liabilities	35,657	33,423
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,356,629 and 30,129,096 shares issued; 35,356,629 and 30,127,846 shares outstanding at June 30, 2020 and December 31, 2019, respectively	35	30
Additional paid-in capital	282,319	241,412
Accumulated deficit	(231,032)	(192,559)
Total stockholders' equity	51,322	48,883
Total liabilities and stockholders’ equity	$86,979	$82,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Collaboration revenue	$250	$—	$250	$—
Operating expenses:
Research and development	12,833	18,775	25,970	33,957
General and administrative	5,559	6,181	11,476	11,614
Total operating expenses	18,392	24,956	37,446	45,571
Loss from operations	(18,142)	(24,956)	(37,196)	(45,571)
Other (expense) income:
Interest income	30	584	223	991
Interest expense	(683)	(260)	(1,371)	(518)
Change in fair value of warrant liability	—	—	—	252
Other expense	(127)	(7)	(129)	(12)
Total other (expense) income, net	(780)	317	(1,277)	713
Net loss	$(18,922)	$(24,639)	$(38,473)	$(44,858)
Net loss per share —basic and diluted	$(0.59)	$(0.83)	$(1.24)	$(2.10)
Weighted-average common shares outstanding —basic and diluted	31,880,672	29,667,221	31,106,977	21,361,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Exercise of stock options	334,444	—	1,561	—	1,561
Stock-based compensation	—	—	2,725	—	2,725
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(19,551)	(19,551)
Balance at March 31, 2020	30,463,540	$30	$245,701	$(212,110)	$33,621
Issuance of common stock, net of issuance costs $306	4,750,000	5	33,182		33,187
Exercise of stock options	143,089	—	620	—	620
Stock-based compensation	—	—	2,816	—	2,816
Vesting of restricted shares	—	—	—	—	—
Net loss	—	—	—	(18,922)	(18,922)
Balance at June 30, 2020	35,356,629	$35	$282,319	$(231,032)	$51,322
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2019	5,786,911	$6	$9,978	$(106,228)	$(96,244)
Conversion of redeemable convertible preferred stock into common stock	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	871	—	871
Issuance of common stock, net of issuance costs of $8,411	5,000,000	5	66,584	—	66,589
Exercise of common stock warrant	51,015	—	—	—	—
Exercise of stock options	75,313	—	60	—	60
Stock-based compensation	—	—	2,528	—	2,528
Vesting of restricted shares	148,843	—	325	—	325
Net loss	—	—	—	(20,219)	(20,219)
Balance at March 31, 2019	29,579,468	$30	$233,553	$(126,447)	$107,136
Issuance of common stock, net of issuance costs of $644	—	—	(644)	—	(644)
Exercise of stock options	69,788	—	72	—	72
Stock-based compensation	—	—	2,400	—	2,400
Vesting of restricted shares	137,594	—	301	—	301
Net loss	—	—	—	(24,639)	(24,639)
Balance at June 30, 2019	29,786,850	$30	$235,682	$(151,086)	$84,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(38,473)	$(44,858)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	809	624
Equity-based compensation	5,541	4,928
Amortization of debt discount	263	—
Non-cash interest expense	172	25
Loss on disposal of fixed assets	114	—
Change in fair value of warrant liability	—	(252)
Changes in:
Prepaid expenses and other assets	(4,165)	(1,801)
Accounts payable	1,274	123
Accrued expense and other liabilities	710	(1,250)
Net cash used in operating activities	(33,755)	(42,461)
Investing activities:
Purchase of property and equipment	(1,896)	(1,869)
Net cash and restricted cash used in investing activities	(1,896)	(1,869)
Financing activities:
Proceeds from exercise of stock options	2,181	132
Payments related to capital lease	(45)	(47)
Issuance of common stock, net of issuance costs	33,182	68,422
Settlement of derivative liability	—	(300)
Net cash provided by financing activities	35,318	68,207
Net (decrease) increase in cash, cash equivalents, and restricted cash	(333)	23,877
Cash, cash equivalents, and restricted cash, beginning of period	73,526	78,266
Cash, cash equivalents, and restricted cash, end of period	$73,193	$102,143
Supplemental cash flow information
Interest paid	$859	$493
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$254	$562
Offering costs incurred but unpaid at period end	$277	$—
Vesting of restricted stock	$3	$626
Reclassification of warrants to additional paid-in capital	$—	$871
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$153,226
Initial public offering costs incurred but unpaid at period end	$—	$661

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

On March 4, 2019, the Company completed its initial public offering (the "IPO"), pursuant to which it issued and sold 5,000,000 shares of common stock. The aggregate net proceeds received by the Company from the IPO were $69,750, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which totaled $3,805 . Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 18,517,386 shares of common stock.

On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock.  The aggregate net proceeds received by the Company from the Offering were $33,138. Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 712,500 shares of Common Stock at the same price per share less underwriting discounts and commissions. On July 1, 2020, 185,000 shares were exercised for net proceeds of $1,304.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had an accumulated deficit of $231,032. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future. As of June 30, 2020, the Company had cash and cash equivalents of $71,032, and management expects that the cash and cash equivalents at June 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2021. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Collaboration Revenue

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company will assess whether aspects of the arrangement between it and their collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it will account for those aspects of the arrangement within the scope of ASC 606, the Company applies the five-step model described below. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company will recognize its allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred.

The Company recognizes revenue after applying the following five steps:

1)	Identification of the contract, or contracts, with a customer,
2)	Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract
3)	Determination of the transaction price, including the constraint on variable consideration
4)	Allocation of the transaction price to the performance obligations in the contract
5)	Recognition of revenue when, or as, performance obligations are satisfied

If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within such contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct.  Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The Company may provide options to additional goods or services in such arrangements exercisable at a customer’s discretion. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good and services to the option exercise price.

The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. The Company then allocates the transaction price to each performance obligation based on the relative standalone selling prices (“SSP”). SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as other current assets in the Company's balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in other current assets.

Recently Issued Accounting Pronouncements

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,397	—	—	$45,397
Total	$45,397	—	—	$45,397

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,304	—	—	$25,304
Total	$25,304	—	—	$25,304

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

4. Property and Equipment, net

Property and equipment consist of the following:

	As of
	June 30, 2020	December 31, 2019
Laboratory equipment	$5,790	$4,526
Office and computer equipment	1,302	1,418
Leasehold improvements	539	687
Construction in process	2,379	2,650
Property and equipment – at cost	10,010	9,281
Less accumulated depreciation and amortization	(2,427)	(2,539)
Property and equipment – net	$7,583	$6,742

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $388 and $331, respectively. Depreciation and amortization expense for six months ended June 30, 2020 and 2019 was $757 and $624, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Payroll and benefits	$1,792	$2,426
Consulting service	642	230
Legal service	148	171
Research and development	3,740	4,259
Capital lease payable – short term	23	68
Interest expense	172	—
Deferred revenue	556	—
Other	881	1,207
	$7,954	$8,361

6. Debt Financing

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Company borrowed $22,500, and the Company has the option to draw down an additional $12,500 if certain milestones and conditions are met. The Company incurred fees of $410, which was paid to the Lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1,698 at December 31, 2019, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities. The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

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

On June 15, 2020, the Company entered into a Second Amendment to Loan and Security Agreement (the “Amendment”).  The Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) the second tranche of the term loan (the “Term Loan”) is terminated and the $5,000 that was available as the second tranche is now available under the third tranche (the “tranche 3”); (ii) amounts available under Tranche 3 of the Term Loan is increased to $12,500 from the previous $7,500 availability amount and its availability period is extended through December 15, 2021, subject to future approval by the Agent’s investment committee; (iii) the interest-only period is extended through July 31, 2021; (iv) the interest rate on borrowings is increased by 0.4%, such that the per annum interest rate on outstanding borrowings will be the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%; (v) Performance Milestone I in the Agreement is removed from the Agreement; (vi) a new COVID-19 product candidate is added as the candidate of Performance Milestone II in the Agreement; (vii) the amounts of financing proceeds required by Performance Milestone II and Performance Milestone III in the Agreement are increased; and (viii) the variable amount and duration of a minimum cash covenant in the Agreement are amended. The Amendment has been accounted for as a modification under ASC 740-50, Modifications and Extinguishments, and the Company incurred fees of $79, which was paid to the lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Amendment.

Future principal payments under the Credit Agreement as of June 30, 2020 are as follows (in thousands):

2021	5,454
2022	8,182
2023	8,182
2024	682
Total future principal payments	22,500
Less unamortized debt discount	1,846
Total balance	$20,654

7. Commitments and contingencies

Facilities Leases

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the three months ended June 30, 2020 and 2019 totaled $1,871 and $1,023, respectively. Rent expense for the six months ended June 30, 2020 and 2019 totaled $3,650 and $2,045. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of June 30, 2020:

Year Ending December 31,
2020	$2,950
2021	6,026
2022	6,207
2023	6,393
2024	6,584
Thereafter	32,284
$60,444

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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of June 30,
	2020	2019
Options to purchase common stock	6,913,830	6,622,370
Unvested restricted common stock	—	42,187
Restricted stock units	235,767	—
	7,149,597	6,664,557

9. Revenue

In December 2019, the Company entered into a research collaboration agreement with Janssen’s World Without Disease Accelerator (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson to explore the potential for MMT to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions by driving specific microbiome features which support an appropriate maturation of the infant immune system.  Under the terms of the Janssen agreement, Janssen will fund research and development activities to identify MMTs to prevent food allergy in infants.

The collaboration includes three milestones of research and development with deliverables due to Janssen at end of the milestone at which point Janssen will have 60 days to decide to proceed with the next milestone.

The Company assessed the Janssen collaboration agreement in accordance with ASC 606 and concluded that that it represents a contract with a customer and is within the scope of ASC 606. The promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation. In addition, the Company concluded the right to proceed with the following milestones does not provide any discounts to Janssen if it decides to proceed with the next milestones. As such, the Company concluded the milestone is not considered to be a material right. Each milestone is considered a separate contract and will reflect applicable standalone selling prices.

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company elected to recognize revenue as a percentage of completion using total estimated hours to be incurred throughout each milestone. For the quarter ended June 30, 2020, the Company recognized $250 as collaboration revenue under the agreement with Janssen. Further, as of June 30, 2020, the Company recorded $556 as deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets related to the Janssen collaboration agreement.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website ( https://investors.kaleido.com/ ), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our product candidates, and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

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

As of June 30, 2020, we had $71.0 million in cash and cash equivalents and an accumulated deficit of $231.0 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second half of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates. We may implement cost reduction strategies, which may include amending, delaying, limited, reducing or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. See “Liquidity and capital resources.”

In late 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has since spread to other regions and countries worldwide, including the United States and Europe. As part of the response to the COVID-19 pandemic, we closed our offices for a period of time, and have since opened them with additional safety measures in place, limiting the number of employees working in the office to individuals with a clear need to be in the office in order to achieve their job responsibilities.  We are evaluating whether and when to open our offices further and intend to follow state and federal guidelines in making our decisions.  The COVID-19 pandemic is still evolving, and may lead to additional actions that could have an impact on our business, including government-imposed quarantines, stay at home orders, travel restrictions, mandated business closures and other public health safety measures.

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

Financial Overview

Revenue

We have recently begun to generate collaboration revenue but have not generated and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, or if we enter into future collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

The collaboration revenue recognized in 2020 relates to a research collaboration with Janssen’s World Without Disease Accelerator, part of the Janssen Pharmaceutical Companies of Johnson & Johnson. The collaboration explores the potential for Kaleido’s Microbiome Metabolic Therapies (MMT™) to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions by driving specific microbiome features which support an appropriate maturation of the infant immune system.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Income:	$250	$—	$250
Collaboration revenue
Operating expenses:
Research and development	12,833	18,775	(5,942)
General and administrative	5,559	6,181	(622)
Total operating expenses	18,392	24,956	(6,564)
Loss from operations	(18,142)	(24,956)	6,814
Other income (expense)
Interest income	30	584	(554)
Interest expense	(683)	(260)	(423)
Change in fair value of warrant liability	—	0	0
Other expense	(127)	(7)	(120)
Total other expense, net	(780)	317	(1,097)
Net loss	$(18,922)	$(24,639)	$5,717

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expense for KB195 program	$987	$4,845	$(3,858)
Platform development, early-stage research and unallocated expenses:
Personnel-related	4,060	5,662	(1,602)
Stock-based compensation expense	990	808	182
External manufacturing and research	1,553	4,298	(2,745)
Laboratory supplies and research materials	394	360	34
Professional and consulting fees	1,941	1,042	899
Facility-related and other	2,908	1,760	1,148
Total research and development expenses	$12,833	$18,775	$(5,942)

Research and development expenses decreased by $5.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in direct costs related to our KB195 program of $3.9 million was primarily due to less costs incurred with external CROs, external CMOs, and IND-enablement costs associated with our preclinical and clinical development activities of KB195 for UCD. The decrease in personnel-related costs of $1.6 million was due to decreased headcount in our research and development function. The decrease in external manufacturing and research costs of $2.7 million was primarily due to a decrease in production of study material used in preclinical studies, human clinical studies and clinical trials.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$1,620	$3,038	$(1,418)
Stock-based compensation expense	1,826	1,593	233
Professional and consulting fees	881	1,170	(289)
Facility-related and other	1,232	380	852
Total general and administrative expenses	$5,559	$6,181	$(622)

General and administrative expenses decreased by $0.6 million for the three months ended June 30, 2020 as compared to the period ended June 30, 2019. The decrease in personnel-related cost of $1.4 million was primarily due to decreased headcount in our general and administrative functions. The increase in facility-related and other expenses of $0.9 million was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to general and administrative functions.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Income:	$250	$—	$250
Collaboration revenue
Operating expenses:
Research and development	25,970	33,957	(7,987)
General and administrative	11,476	11,614	(138)
Total operating expenses	37,446	45,571	(8,125)
Loss from operations	(37,196)	(45,571)	8,375
Other income (expense)
Interest income	223	991	(768)
Interest expense	(1,371)	(518)	(853)
Change in fair value of warrant liability	—	252	(252)
Other expense	(129)	(12)	(117)
Total other expense, net	(1,277)	713	(1,990)
Net loss	$(38,473)	$(44,858)	$6,385

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expense for KB195 program	$3,038	$6,413	$(3,375)
Platform development, early-stage research and unallocated expenses:
Personnel-related	8,776	11,787	(3,011)
Stock-based compensation expense	1,930	1,681	249
External manufacturing and research	3,058	8,197	(5,139)
Laboratory supplies and research materials	766	813	(47)
Professional and consulting fees	3,064	1,756	1,308
Facility-related and other	5,338	3,310	2,028
Total research and development expenses	$25,970	$33,957	$(7,987)

Research and development expenses decreased by $8.0 million for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease in direct costs related to our KB195 program of $3.4 million was primarily due to decreased costs incurred with external CROs, external CMOs, and IND-enablement costs associated with our preclinical and clinical development activities of KB195 for UCD. The decrease in personnel-related costs of $3.0 million was due to decreased headcount in our research and development function. The decrease in external manufacturing and research costs of $5.1 million was primarily due to a decrease in production of study material used in preclinical studies, human clinical studies and clinical trials. The increase in facility-related and other expenses of $2.0 million, was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to the research and development function.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$3,378	$5,549	$(2,171)
Stock-based compensation expense	3,611	3,247	364
Professional and consulting fees	1,837	2,349	(512)
Facility-related and other	2,650	469	2,181
Total general and administrative expenses	$11,476	$11,614	$(138)

General and administrative expenses decreased by $0.1 million for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease in personnel-related cost of $2.2 million was primarily due to decreased headcount in our general and administrative functions. The increase in facility-related and other expenses of $2.2 million was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to general and administrative functions.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through public offering of our equity securities, private placement of our preferred shares and borrowings of long-term debt. As of June 30, 2020, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3.8 million. On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock.  The aggregate net proceeds received by the Company from the Offering were $33.1 million. Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 712,500 shares of Common Stock at the same price per share less underwriting discounts and commissions. On July 1, 2020, 185,000 shares were exercised for net proceeds of $1.3 million.

As of June 30, 2020, we had $71.0 million in cash and cash equivalents and an accumulated deficit of $231.0 million. Based on our current operating plans, we have sufficient cash and cash equivalents or borrowing capacity to fund our operating expenses and capital expenditures into the second half of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our ongoing or planned clinical studies or clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(33,755)	$(42,461)
Net cash used in investing activities	(1,896)	(1,869)
Net cash provided by financing activities	35,318	68,207
Net (decrease) increase in cash, cash equivalents and restricted cash	$(333)	$23,877

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, operating activities used $33.8 million of cash, due to our net loss of $38.5 million, and net cash used as a result of changes in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $6.9 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $4.2 million increase in prepaid expenses and other assets, partially offset by a $1.3 million increase in accounts payable and a $0.7 million increase in accrued expenses and other liabilities.

During the six months ended June 30, 2019, operating activities used $42.5 million of cash, due to our net loss of $44.9 million, and net cash used as a result of changes in our operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $5.3 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $1.8 million, increase in prepaid expenses and other assets and a $1.2 million decrease in accrued expenses and other liabilities, partially offset by a $0.1 million increase in accounts payable.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During both the six months ended June 30, 2020 and 2019, net cash used in investing activities was $1.9 million, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $35.3 million, consisting primarily of proceeds from the Offering in June 2020 and proceeds from the exercise of stock options.

During the six months ended June 30, 2019, net cash provided by financing activities was $68.2 million, consisting primarily of proceeds from our IPO in March 2019, partially offset by IPO costs and $0.3 million in the settlement of our derivative liability.

Credit agreement

In December 2019, we entered into a Credit Agreement (“the Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Lenders extended an initial $22.5 million to us, with the option to drawn down an additional $12.5 million if certain milestones and conditions are met.

As of June 30, 2020, we had borrowed an aggregate of $22.5 million under the Credit Agreement, with an option to draw down an additional $12.5 million if certain milestones and conditions are meet.

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

Following the entry into a Second Amendment to Loan and Security Agreement, the facility has a 48-month term with interest only payments on the outstanding principal for the first 18 months, which can be extended to up to 24 months, depending on the achievement of certain performance milestones. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%.  The Term Loan is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement).

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

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2020, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and the other filings we make with the SEC. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 as filed with the SEC on March 2, 2020, and are incorporated by reference herein.

Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.

Our business could be adversely affected by widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis. Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, began in Wuhan, Hubei Province, China, and has since evolved into a global pandemic. As of late April 2020, the coronavirus had spread to most regions of the world, including Massachusetts, where our primary office and laboratory space is located. Almost all U.S. states and many local jurisdictions have issued government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. There is a risk that government actions will not be effective at containing COVID-19 or other infectious diseases, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our operating results and financial condition described herein would be elevated significantly.

Although some states are starting to relax “shelter-in-place” orders, quarantines and similar restrictions, the regulations vary on a state by state basis and the impact of loosening of those restrictions is not yet known. Furthermore, there may be a resurgence of COVID-19 cases, which could prompt hospital and clinical sites to suspend our clinical trials or could deter patients from continuing to participate in our trials.

The coronavirus pandemic continues to rapidly evolve. As a result of the coronavirus pandemic, we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

We have requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may have been and may continue to be more limited in their ability to access our laboratory for an extended period of time as a result of new procedures we put in place for our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities.

•

Health regulatory agencies globally have and may continue to experience disruptions in their operations as a result of the coronavirus pandemic. The U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies have and may continue to have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

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

Our ability to compete in the highly competitive healthcare industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in June 2020, Alison Lawton resigned as President and Chief Executive Officer (“CEO”) of the Company, and we are currently operating with an office of the CEO comprised of Mike Bonney, the Company’s Executive Chair and former CEO, Ms. Lawton. Ms. Lawton will continue to serve as a Director and special advisory to the Company and will support the Company through this transition. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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
1.1

Underwriting Agreement, dated June 1, 2020, by and between Kaleido Biosciences, Inc. and Morgan Stanley & Co. LLC, (Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 3.2 to the Registrant’s Form 8-K (No. 001-38822) filed on June 4, 2020.

3.1	By-laws Amendment (Incorporated by reference to Exhibit 3.1 to the Registrants Form 3.2 to the Registrant’s Form 8-K (No. 001-38822) filed on May 8, 2020

10.1†

Second Amendment to Loan and Security Agreement, dated June 15, 2020 by and among Kaleido Biosciences, Inc. and each of its Qualified Subsidiaries (including Cadena Bio, Inc.), the several banks and other financial institutions or entities from time to time parties to the Loan Agreement and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.1. to the Registrant’s Registration Form 8-K (File No. 001-38822) filed on June 18, 2020

10.2	Amendment to Lawton Employment Agreement (Incorporated by reference to Exhibit 10.1. to the Registrant’s Registration Form 8-K (File No. 001-38822) filed on July 23, 2020

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

KALEIDO BIOSCIENCES, INC.
Date: August 4, 2020	By:	/s/ Michael Bonney
Michael Bonney
Executive Chair
(Principal Executive Officer)

Date: August 4, 2020	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)