Form 10-Q
period 2020-09-30
Kaleido Biosciences, Inc.
filed 2020-11-02
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, there were 35,982,105 shares of registrant’s common shares outstanding.

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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,532	$71,241
Prepaid expenses and other current assets	7,900	2,038
Total current assets	62,432	73,279
Property and equipment, net	8,552	6,742
Restricted cash	2,161	2,285
Total assets	$73,145	$82,306
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,835	$2,016
Accrued expenses and other current liabilities	8,900	8,361
Current term debt, net of unamortized debt discount	1,263	—
Total current liabilities	13,998	10,377
Long term debt, net of unamortized debt discount	19,565	20,391
Other liabilities	3,681	2,655
Total liabilities	37,244	33,423
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,829,506 and 30,129,096 shares issued; 35,829,506 and 30,127,846 shares outstanding at September 30, 2020 and December 31, 2019, respectively	35	30
Additional paid-in capital	290,029	241,412
Accumulated deficit	(254,163)	(192,559)
Total stockholders' equity	35,901	48,883
Total liabilities and stockholders’ equity	$73,145	$82,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$482	$—	$732	$—
Operating expenses:
Research and development	15,659	16,188	41,629	50,145
General and administrative	7,201	5,930	18,677	17,544
Total operating expenses	22,860	22,118	60,306	67,689
Loss from operations	(22,378)	(22,118)	(59,574)	(67,689)
Other (expense) income:
Interest income	21	429	244	1,419
Interest expense	(713)	(258)	(2,084)	(776)
Change in fair value of warrant liability	—	—	—	252
Other expense	(61)	(14)	(190)	(25)
Total other (expense) income, net	(753)	157	(2,030)	870
Net loss	$(23,131)	$(21,961)	$(61,604)	$(66,819)
Net loss per share —basic and diluted	$(0.65)	$(0.74)	$(1.89)	$(2.76)
Weighted-average common shares outstanding —basic and diluted	35,554,128	29,856,233	32,605,592	24,224,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Exercise of stock options	334,444	—	1,561	—	1,561
Stock-based compensation	—	—	2,725	—	2,725
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(19,551)	(19,551)
Balance at March 31, 2020	30,463,540	$30	$245,701	$(212,110)	$33,621
Issuance of common stock, net of issuance costs $306	4,750,000	5	33,182	—	33,187
Exercise of stock options	143,089	—	620	—	620
Stock-based compensation	—	—	2,816	—	2,816
Net loss	—	—	—	(18,922)	(18,922)
Balance at June 30, 2020	35,356,629	$35	$282,319	$(231,032)	$51,322
Issuance of common stock, net of issuance costs $166	399,800	—	3,038	—	3,038
Exercise of stock options	73,077	—	311	—	311
Stock-based compensation	—	—	4,361	—	4,361
Net loss	—	—	—	(23,131)	(23,131)
Balance at September 30, 2020	35,829,506	$35	$290,029	$(254,163)	$35,901

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2019	5,786,911	$6	$9,978	$(106,228)	$(96,244)
Conversion of redeemable convertible preferred stock into common stock	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	871	—	871
Issuance of common stock, net of issuance costs of $8,411	5,000,000	5	66,584	—	66,589
Exercise of common stock warrant	51,015	—	—	—	—
Exercise of stock options	75,313	—	60	—	60
Stock-based compensation	—	—	2,528	—	2,528
Vesting of restricted shares	148,843	—	325	—	325
Net loss	—	—	—	(20,219)	(20,219)
Balance at March 31, 2019	29,579,468	$30	$233,553	$(126,447)	$107,136
Issuance of common stock, net of issuance costs of $644	—	—	(644)	—	(644)
Exercise of stock options	69,788	—	72	—	72
Stock-based compensation	—	—	2,400	—	2,400
Vesting of restricted shares	137,594	—	301	—	301
Net loss	—	—	—	(24,639)	(24,639)
Balance at June 30, 2019	29,786,850	$30	$235,682	$(151,086)	$84,626
Exercise of stock options	248,349	—	420	—	420
Stock-based compensation	—	—	2,909	—	2,909
Vesting of restricted shares	20,469	—	46	—	46
Net loss	—	—	—	(21,961)	(21,961)
Balance at September 30, 2019	30,055,668	$30	$239,057	$(173,047)	$66,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(61,604)	$(66,819)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,260	964
Equity-based compensation	9,902	7,837
Amortization of debt discount	437	—
Non-cash interest expense	175	37
Loss on disposal of fixed assets	166	—
Change in fair value of warrant liability	—	(252)
Changes in:
Prepaid expenses and other assets	(3,961)	(1,660)
Accounts payable	1,558	(1,137)
Accrued expense and other liabilities	1,846	881
Net cash used in operating activities	(50,221)	(60,149)
Investing activities:
Purchase of property and equipment	(3,362)	(2,588)
Net cash and restricted cash used in investing activities	(3,362)	(2,588)
Financing activities:
Proceeds from exercise of stock options	2,494	538
Payments related to capital lease	(68)	(69)
Issuance of common stock, net of issuance costs	34,324	67,761
Settlement of derivative liability	—	(300)
Net cash provided by financing activities	36,750	67,930
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,833)	5,193
Cash, cash equivalents, and restricted cash, beginning of period	73,526	78,266
Cash, cash equivalents, and restricted cash, end of period	$56,693	$83,459
Supplemental cash flow information
Interest paid	$1,393	$739
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$260	$99
Vesting of restricted stock	$3	$672
Reclassification of warrants to additional paid-in capital	$—	$871
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$153,226
Settlement from Exercise of Stock Options	$—	$14
Settlement from Proceeds of issuance of common stock	$1,900	$—
Other Assets, non-cash	$—	$112

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

On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by the Company from the Offering were $33,182. On July 1, 2020, 185,000 shares were exercised under the Underwriters overallotment option for net proceeds of $1,260.

On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the three-month period ended September 30, 2020, the Company sold 214,800 shares of its common stock under the ATM which resulted in aggregate net proceeds of $1,900, which was received on October 2, 2020 and is included in other current assets at September 30, 2020. As of September 30, 2020, there was $48,100 available under the ATM.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had an accumulated deficit of $254,163. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future. As of September 30, 2020, the Company had cash and cash equivalents of $54,532, and management expects that the cash and cash equivalents at September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2021. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,407	—	—	$45,407
Total	$45,407	—	—	$45,407

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,304	—	—	$25,304
Total	$25,304	—	—	$25,304

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

4. Property and Equipment, net

Property and equipment consist of the following:

	As of
	September 30, 2020	December 31, 2019
Laboratory equipment	$6,750	$4,526
Office and computer equipment	1,590	1,418
Leasehold improvements	1,862	687
Construction in process	1,280	2,650
Property and equipment – at cost	11,482	9,281
Less accumulated depreciation and amortization	(2,930)	(2,539)
Property and equipment – net	$8,552	$6,742

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $503 and $340, respectively. Depreciation and amortization expense for nine months ended September 30, 2020 and 2019 was $1,260 and $964, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Payroll and benefits	$2,659	$2,426
Consulting service	313	230
Legal service	156	171
Research and development	4,795	4,259
Capital lease payable – short term	—	68
Interest expense	175	—
Deferred revenue	107	—
Other	695	1,207
Accrued expenses and other current liabilities	$8,900	$8,361

6. Debt Financing

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Company borrowed $22,500, and the Company has the option to draw down an additional $12,500 if certain milestones and conditions are met. The Company incurred fees of $410, which was paid to the Lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1,698 at September 30, 2020, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities. The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

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

On June 15, 2020, the Company entered into a Second Amendment to Loan and Security Agreement (the “Amendment”). The Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the second tranche of the term loan (the “Term Loan”) is terminated; (ii) amounts available under Tranche 3 of the Term Loan is increased to $12,500 from the previous $7,500 availability amount and its availability period is extended through December 15, 2021, subject to future approval by the Agent’s investment committee; (iii) the interest-only period is extended through July 31, 2021; (iv) the interest rate on borrowings is increased by 0.4%, such that the per annum interest rate on outstanding borrowings will be the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%; (v) the variable amount and duration of a minimum cash covenant in the Agreement are amended. The Amendment has been accounted for as a modification and the Company incurred fees of $79, which was paid to the lender on the closing date and were recorded as a debt discount, which will be amortized as interest expense using the effective interest method.

Future principal payments under the Credit Agreement as of September 30, 2020 are as follows (in thousands):

2021	5,454
2022	8,182
2023	8,182
2024	682
Total future principal payments	22,500
Less unamortized debt discount	1,672
Total balance	$20,828

7. Commitments and contingencies

Facilities Leases

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the three months ended September 30, 2020 and 2019 totaled $1,623 and $1,023, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 totaled $5,273 and $3,068. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of September 30, 2020:

Year Ending December 31,
2020	$1,494
2021	6,026
2022	6,207
2023	6,393
2024	6,584
Thereafter	32,284
$58,988

8. Equity awards

On July 20, 2020, the Company entered into an amendment to the employment agreement with the former CEO, which amended an existing employment agreement and provided for changes in the term of service and compensation under the agreement.  The outstanding options and restricted stock units held by the former CEO were modified to accelerate certain vesting provisions and the period of exercisability.  As a result, the Company recorded stock-based compensation expense of $1,926 related to the incremental fair value of the modified awards during the three and nine-months ended September 30, 2020.

9. Net Loss per Share

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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of September 30,
	2020	2019
Options to purchase common stock	6,518,338	6,622,370
Unvested restricted common stock	—	42,187
Restricted stock units	235,767	—
	6,754,105	6,664,557

10. Revenue

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

The Company assessed the Janssen collaboration agreement in accordance with ASC 808 and ASC 606 and concluded that that it represents a contract with a customer and is within the scope of ASC 606. The promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation. In addition, the Company concluded the right to proceed with the following milestones does not provide any discounts to Janssen if it decides to proceed with the next milestones. As such, the Company concluded the milestone is not considered to be a material right. Each milestone is considered a separate contract and will reflect applicable standalone selling prices.

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company elected to recognize revenue as a percentage of completion using total estimated hours to be incurred throughout each milestone. For the quarter ended September 30, 2020, the Company recognized $482 as collaboration revenue under the agreement with Janssen. Further, as of September 30, 2020, the Company recorded $107 as deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets related to the Janssen collaboration agreement. The expected research term of this arrangement is approximately 15 months and the aggregate consideration is not expected to be material.

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

Below is a snapshot of our current clinical pipeline. During the COVID-19 global pandemic, our proprietary product platform provided Kaleido the flexibility to initiate two new programs that are currently enrolling. The first is focused on evaluating our MMT candidate, KB109, for individuals with mild-to-moderate COVID-19. The second program is evaluating a new MMT candidate, KB295, in mild-to-moderate ulcerative colitis. In addition to our clinical pipeline, there is on-going effort to identify future clinical candidates in immune-oncology, cardiometabolic and liver diseases, and immune-meditated diseases.

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

As of September 30, 2020, we had $54.5 million in cash and cash equivalents and an accumulated deficit of $254.1 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second half of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates. We may implement cost reduction strategies, which may include amending, delaying, limited, reducing or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern. See “Liquidity and capital resources.”

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our suppliers, vendors and business partners, and may take further precautionary and preemptive actions as may be required by federal, state or local authorities. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. Based on the information available to us at this time, we expect data from our two clinical studies of KB109 in COVID-19 in the first quarter of 2021, from our clinical study of KB295 in ulcerative colitis in mid-2021, and from our Phase 2 clinical trial of KB195 in UCD in the second half of 2021.

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

The collaboration revenue recognized in 2020 relates to a research collaboration with Janssen’s World Without Disease Accelerator, part of the Janssen Pharmaceutical Companies of Johnson & Johnson. The collaboration explores the potential for Kaleido’s Microbiome Metabolic Therapies (MMT™) to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions by driving specific microbiome features which support an appropriate maturation of the infant immune system. We do not expect the total revenue under this arrangement to be material in the aggregate.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:	$482	$—	$482
Collaboration revenue
Operating expenses:
Research and development	15,659	16,188	(529)
General and administrative	7,201	5,930	1,271
Total operating expenses	22,860	22,118	742
Loss from operations	(22,378)	(22,118)	(260)
Other income (expense)
Interest income	21	429	(408)
Interest expense	(713)	(258)	(455)
Other expense	(61)	(14)	(47)
Total other expense, net	(753)	157	(910)
Net loss	$(23,131)	$(21,961)	$(1,170)

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)

Personnel-related	$3,606	$5,436	$(1,830)
Stock-based compensation expense	962	929	33
External manufacturing and research	6,126	6,852	(726)
Laboratory supplies and research materials	538	351	187
Professional and consulting fees	1,786	848	938
Facility-related and other	2,641	1,772	869
Total research and development expenses	$15,659	$16,188	$(529)

Research and development expenses decreased by $0.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in personnel-related costs of $1.8 million was due to decreased headcount in our research and development function. The decrease in external manufacturing and research of $0.7 million was primarily due to less costs incurred for our clinical studies with external CROs and external CMOs, less IND-enablement costs associated with our preclinical and clinical development activities and a decrease in production of study material used in preclinical and clinical studies. The increase in professional and consulting fees of $0.9 million was primarily the result of increased spend relating to our two COVID-19 studies. The increase in facility-related and other of $0.9 million was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to the research and development function.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$1,435	$1,900	$(465)
Stock-based compensation expense	3,398	1,980	1,418
Professional and consulting fees	996	1,024	(28)
Facility-related and other	1,372	1,026	346
Total general and administrative expenses	$7,201	$5,930	$1,271

General and administrative expenses increased by $1.3 million for the three months ended September 30, 2020 as compared to the period ended September 30, 2019. The decrease in personnel-related cost of $0.5 million was primarily due to reduced headcount in our general and administrative functions. The increase in stock-based compensation expense of $1.4 million was primarily due to the modification of the vesting provision of stock options and restricted stock units related to the resignation of our former CEO. The increase in facility-related and other expenses of $0.3 million was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to general and administrative functions.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$732	$—	$732
Collaboration revenue
Operating expenses:
Research and development	41,629	50,145	(8,516)
General and administrative	18,677	17,544	1,133
Total operating expenses	60,306	67,689	(7,383)
Loss from operations	(59,574)	(67,689)	8,115
Other income (expense)
Interest income	244	1,419	(1,175)
Interest expense	(2,084)	(776)	(1,308)
Change in fair value of warrant liability	—	252	(252)
Other expense	(190)	(25)	(165)
Total other expense, net	(2,030)	870	(2,900)
Net loss	$(61,604)	$(66,819)	$5,215

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)

Personnel-related	$12,382	$17,223	$(4,841)
Stock-based compensation expense	2,892	2,610	282
External manufacturing and research	12,222	21,461	(9,239)
Laboratory supplies and research materials	1,304	1,164	140
Professional and consulting fees	4,850	2,605	2,245
Facility-related and other	7,979	5,082	2,897
Total research and development expenses	$41,629	$50,145	$(8,516)

Research and development expenses decreased by $8.5 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease in personnel-related costs of $4.8 million was due to decreased headcount in our research and development function. The decrease in external manufacturing and research of $9.2 million was primarily due to less costs incurred for our clinical studies with external CROs and external CMOs, less IND-enablement costs associated with our preclinical and clinical development activities, and a decrease in production of study material used in preclinical and human studies. The increase in professional and consulting fees of $2.2 million was primarily the result of increased spend relating to our studies. The increase in facility-related and other expenses of $2.9 million was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to the research and development function.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$4,813	$6,469	$(1,656)
Stock-based compensation expense	7,009	5,227	1,782
Professional and consulting fees	2,833	2,800	33
Facility-related and other	4,022	3,048	974
Total general and administrative expenses	$18,677	$17,544	$1,133

General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease in personnel-related cost of $1.7 million was primarily due to reduced headcount in our general and administrative functions. The increase in stock-based compensation expense of $1.8 million was primarily due to the modification of the vesting provision of stock options and restricted stock units related to the resignation of our former CEO. The increase in facility-related and other expenses of $1.0 million was primarily due to increased facility operating costs associated with the expansion of our corporate headquarters that were attributed to general and administrative functions.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through public offering of our equity securities, private placement of our preferred shares and borrowings of long-term debt. As of September 30, 2020, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3.8 million. On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock.  The aggregate net proceeds received by the Company from the Offering were $34.4 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. During the three-month period ended September 30, 2020, the Company sold 214,800 shares of its common stock under the ATM which resulted in aggregate net proceeds of $1.9 million, which was received on October 2, 2020 and is included in other current assets at September 30, 2020. As of September 30, 2020, there was $48.1 million available under the ATM.

As of September 30, 2020, we had $54.5 million in cash and cash equivalents and an accumulated deficit of $254.2 million. Based on our current operating plans, we have sufficient cash and cash equivalents or borrowing capacity to fund our operating expenses and capital expenditures into the second half of 2021. We will require additional capital to sustain our operations, including the development of our MMT candidates. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our ongoing or planned clinical studies or clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(50,221)	$(60,149)
Net cash used in investing activities	(3,362)	(2,588)
Net cash provided by financing activities	36,750	67,930
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,833)	$5,193

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, operating activities used $50.2 million of cash, due to our net loss of $61.6 million, and net cash used as a result of changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $12.0 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $4.0 million increase in prepaid expenses and other assets, partially offset by a $3.4 million increase in accounts payable, accrued expenses and other liabilities.

During the nine months ended September 30, 2019, operating activities used $60.1 million of cash, due to our net loss of $66.8 million, and net cash used as a result of changes in our operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $8.6 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $1.6 million increase in prepaid expenses and other assets and a $0.3 million decrease in accounts payable, accrued expenses, and other liabilities.

Changes in prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $3.4 million and $2.6 million, respectively, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $36.8 million, consisting primarily of proceeds from the Offering in June 2020, ATM in September 2020, and proceeds from the exercise of stock options.

During the nine months ended September 30, 2019, net cash provided by financing activities was $67.9 million, consisting primarily of proceeds from our IPO in March 2019, partially offset by IPO costs and $0.3 million in the settlement of our derivative liability.

Credit agreement

In December 2019, we entered into a Credit Agreement (“the Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, and we borrowed $22.5 million to us, with the option to drawn down an additional $12.5 million if certain milestones and conditions are met.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2020, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
1.1

Equity Distribution Agreement, dated as of August 4, 2020 by and between Kaleido Biosciences, Inc. and Piper Sandler & Co. (Incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-240323) filed on August 4, 2020.

10.1

Amendment to Lawton Employment Agreement, dated July 20, 2020, by and between Kaleido Biosciences, Inc. and Alison Lawton (Incorporated by reference to Exhibit 10.1. to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on July 23, 2020.

10.2

Employment Agreement, dated September 30, 2020, by and between Kaleido Biosciences, Inc. and Daniel Menichella (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on October 1, 2020.

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

KALEIDO BIOSCIENCES, INC.
Date: November 2, 2020	By:	/s/ Daniel L. Menichella
Daniel L. Menichella
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2020	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)