Form 10-K
period 2020-12-31
Kaleido Biosciences, Inc.
filed 2021-03-03
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No  ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $250.73 million based on the closing price of the registrant’s common stock on June 30, 2020.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

As of February 26, 2021, there were 42,466,791 shares of registrant’s common shares outstanding.

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
•

the impact of the COVID-19 outbreak on our clinical trial programs and business generally, as well as our plans and expectations with respect to the timing and resumption of any development activities that may be temporarily paused as a result of the COVID-19 outbreak; and

•	the ultimate impact of our current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
•

Clinical development is a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates, which could impair our ability to fund our operations or obtain financing on acceptable terms, or at all.

•	The successful development of our product candidates is highly uncertain.

•

We are very early in our development efforts. Our drug product candidates will require significant additional preclinical and clinical development before we seek regulatory approval for and launch a drug product commercially. Product candidates that we decide to bring to market as non-drug products may also require additional development, and all of our product candidates may require significant interactions with regulatory authorities and investments before their respective commercial launches. If we are unable to advance our product candidates to final development, meet regulatory requirements, including obtaining regulatory approval, where applicable, or ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

Any use of our product candidates to support and maintain homeostasis, which helps support normal structures and functions of the body, or to modulate a dysregulated microbiome is a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business, obtain regulatory approvals or identify alternate regulatory pathways, to the extent required by applicable laws, to market such product candidates.

•

Regulatory requirements for development of our product candidates as drugs or as non-drug products are uncertain and evolving. Changes in these laws, including our ability to conduct Clinical Studies or Clinical Trials, or the current interpretation or application of these laws, or conflicts between us and the FDA on the applicability or interpretation of applicable laws, would have a significant adverse impact on our ability to develop and commercialize our products.

•	We face significant competition from other healthcare companies, and our operating results will suffer if we fail to compete effectively.
•

If we lose key management personnel, or if we are unable to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

•	COVID-19 may materially and adversely affect our business and our financial results.
•

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our development platform or other technologies, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

•

We rely on third parties to conduct our Clinical Studies and will rely on third parties to conduct any Clinical Trials for any product candidate that we decide to develop as a drug product candidate and to assist us in meeting the regulatory requirements applicable to development and marketing of our products. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize any potential product candidates.

•

We have experience manufacturing our product candidates only for purposes of our ongoing and completed Clinical Studies to date, and have very limited experience manufacturing our product candidates for the purposes of Clinical Trials, or at commercial scale, and if we decide to establish our own manufacturing facility for our product candidates, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

•	The trading price of our stock is highly volatile.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

Item 1. Business

Overview

We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on leveraging the microbiome to treat disease and improve human health. We have built a human-centric proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates using either human clinical studies under regulations supporting research with food or clinical trials as drug candidates. Our product candidates are Microbiome Metabolic Therapies (“MMT” or “MMTs”) which are designed to modulate the metabolic output and profile of the microbiome by driving the function and composition of existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism and community composition to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

The human microbiome is generally a community of more than 30 trillion microbes, organisms that include bacteria, viruses, archaea and fungi, which reside on and inside the human body. By evolving together over thousands of years, microbes and humans have developed an intricate and mutually beneficial relationship. Given the profound impact that microbes have on human health, this highly complex microbial ecosystem has been referred to as a “newly discovered organ.” There is a growing body of research that links a healthy microbiome with overall human health, while dysbiosis, or imbalance, in the microbiome has been correlated with numerous human conditions including those that cause significant morbidity and mortality. Some of these conditions include irritable bowel syndrome, Parkinson’s disease, diabetes, metabolic syndrome, cancer, allergies and ulcerative colitis. The gut microbiome remains a largely untapped frontier in healthcare, and we believe that we are uniquely positioned to succeed in translating its promise into solutions for human health.

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

We have developed proprietary synthetic chemistry technologies that allow us to create MMT candidates. We believe the key characteristics of our MMT candidates include that they are orally administered, have limited systemic exposure and are selectively metabolized, structurally diverse, readily scalable, novel and proprietary. We believe that each of our MMT candidates works through one or more mechanisms of action, including decreasing production of metabolites, such as ammonia and trimethylamine generated by bacteria in the microbiome; increasing production of metabolites, such as short chain fatty acids generated by bacteria in the microbiome; and advantaging or disadvantaging certain existing species in the microbiome community (such as decreasing pathogenic bacteria).

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs. Our MMT library is continuously growing as we continue to invest in techniques and technologies for chemical synthesis. Our MMT candidates and aspects of the proprietary product platform are supported by our expanding intellectual property portfolio, that includes twelve U.S. patents, two European Patent Office, or EPO, patents and more than 125 non-provisional applications pending worldwide.

Through the use of our proprietary product platform, the effect of MMTs is first tested ex vivo using a highly multiplexed advanced screening platform with microbiome communities from both healthy and patient populations. To establish how MMTs impact therapeutically relevant pathways, a broad range of bioanalytical technologies are used to analyze metabolites, effector molecules and host responses, while sequencing determines key microbial community changes. A candidate MMT may then either undergo further testing in animal models or go straight into clinical evaluation in humans.

Abbreviated development may be possible because in some cases MMTs are synthesized from naturally occurring carbohydrate monomers, are orally administered with limited systemic exposure and can be designated as Generally Recognized as Safe (GRAS). This enables us to gain valuable insights into our MMT candidates’ effects on the microbiome and human health before choosing to allocate additional time and capital to proceed to develop a drug product candidate under an IND or regulatory equivalent outside the United States.

In our human clinical studies, we are able to measure safety, tolerability and potential markers of effect, which allows us to assess the potential use of our MMT candidates in humans. In less than one year, we advanced our urea cycle disorder program from a mechanistic hypothesis to dosing in human clinical studies. Furthermore, we initiated our first Phase 2 clinical trial under an IND approximately two years after conducting our first ex vivo screening. We believe that this provides support for our belief that our approach is more expeditious and cost efficient than traditional drug development.

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

•

Leverage our differentiated approach, knowledge and unique expertise to lead efforts to expand the scientific understanding of the microbiome and its impact on human health.  We believe that we are well positioned to translate the rapidly increasing understanding of the role of the microbiome in health and disease, into therapeutics that target important unmet patient needs, given our differentiated, chemistry-driven approach, our human-centric discovery and development as well as the knowledge and expertise of our leadership team, Board of Directors and Scientific Advisory Board.  We will continue to collaborate with other leaders in the field to learn more about the potential of our MMTs to address various diseases and conditions as well as advance the broader understanding and applications of modulating the microbiome.

•

Advance pipeline programs in disease areas with an established connection between the microbiome and the disease. There is growing evidence demonstrating the impact the microbiome has on a wide range of diseases, such as immune-driven and inflammatory disease, metabolic diseases and infectious diseases. The gut microbiome is a largely untapped frontier in healthcare, and we are well positioned to translate its potential into solutions for patients.

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

•

Further strengthen and expand our intellectual property portfolio. We believe we have a robust intellectual property portfolio to support our programs, with twelve U.S. patents, two EPO patents, and more than 125 non-provisional applications pending worldwide, including composition of matter and method of use patents and patent applications. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We intend to further strengthen and expand our intellectual property portfolio to protect our proprietary product platform and product candidates.

•

Build on our foundation of people who are committed to scientific innovation, transforming lives and fostering a strong culture.  We will strive to continue to attract and retain top talent who bring critical expertise in areas across our business and share a commitment to our mission and values.

Our Approach

Due to the rapid nature of bacterial growth, the microbiome is inherently amenable to swift change, and it can be readily modulated using existing approaches, such as changes in diet and treatment with antibiotics. Importantly, because microbes in the gut can thrive on compounds, in particular glycans, that are generally not bioavailable to humans, effective targeted modulators of microbial metabolism should have low bioavailability and low systemic exposure. As a result, we believe that targeted modulators will likely have limited off-target activity in humans compared with traditional pharmaceutical agents.

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
•

Selectively metabolized — We design MMT candidates that are selectively metabolized by bacteria in the microbiome through the use of specialized enzymes. Species of gut bacteria are ecologically differentiated by their abilities to metabolize different glycans, making glycan delivery a powerful way to specifically modulate the composition, activity and metabolic output of the microbiome and improve host health.

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

We believe that our MMT candidates work through one or more mechanisms of action that may have profound effects on human health in a variety of diseases and adverse conditions, including immune-driven, inflammatory disease, metabolic diseases and infectious diseases and conditions, including:

•

Decreasing production of metabolites — By decreasing the production of certain metabolites that have an adverse effect in a specific disease content, we believe our initial MMT candidates can result in improvements in targeted conditions where excess metabolites are a key driver of dysfunction.

•

Increasing production of metabolites — By increasing the production of certain metabolites that have a beneficial effect in a specific disease context, we believe our initial MMT candidates can result in improvements in targeted conditions where certain metabolites are missing or not sufficient.

•

Advantage or disadvantage certain species in the microbiome community — By modulating the distribution of existing species of bacteria within the microbiome (including pathogens), we believe our initial MMT candidates can result in improvements in targeted conditions.

Building Our MMT Library

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs and the microbiome. Our MMT library is growing as we continue to invest in techniques and technologies for chemical synthesis.

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

We developed an ex vivo assay that allows the efficient and highly multiplexed screening MMT candidates using healthy volunteer and patient microbiomes. This unique screening and lead-identification process combines advances in drug discovery with microbiome science and is designed to measure the impact of MMTs on a variety of endpoints. To date, we have employed this process to screen a majority of our more than 1,500 MMT candidates for their ability to modulate bacterial metabolites with a documented role in the microbiome-host cross talks underlying the risk for, onset of and progression of disease. In addition, we have deployed this to measure, bacterial growth and community composition. Typically, after screening our library in microbiome samples from healthy volunteers, we test the identified lead compounds in samples from the patient population of interest. This provides the evidence needed to progress directly into clinical studies in healthy subjects, and in many cases, directly into patients or employ additional clinically relevant animal models. Furthermore, we utilize specific in vitro as well as animal models to test hypothesis on mechanism of action.

Rapid advancement into human clinical studies

Regulatory approach: food and drug

Our regulatory approach to developing MMT candidates utilizes clinical research under both food law and drug law. Under this approach, human data is collected earlier in the process as compared to traditional drug development and data collected under both clinical studies and clinical trials may be included in regulatory filings, including filings for marketing approval. The MMT candidates we have been evaluating for use in modulating the microbiome can be classified as food or as drug ingredients depending upon their intended use. When intended for nutrient use to affect the structure or function of the body, they are conventional food or dietary supplement ingredients. For the dietary management of disease, the MMTs could be developed as medical foods. When intended for the prevention, cure, diagnosis or treatment of disease, they are drug candidates. We have initially studied several of our MMT candidates following food regulation and guidance. We have therefore been able to advance them rapidly into human clinical studies under regulations supporting research with food. These clinical studies are run under guidelines for Good Clinical Practice (“GCP”) and collect similar data as studies run under an IND or CTA. Therefore, these data can support filing an IND at Phase 2 or later, with the ultimate decision based on discussions with the U.S. Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities.

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

A GRAS determination by qualified experts is sufficient to support clinical studies of food in humans. We rely on qualified experts from scientific consulting organizations that are highly experienced in conducting both GRAS evaluations to conduct initial safety assessments of our MMT candidates. These third-party assessments evaluate whether our MMTs are safe for intended use in human clinical studies that are intended to evaluate safety and tolerability and the effects of our MMTs on the structure and function of the microbiome. The resulting conclusion that a substance is GRAS is called a self-determination of GRAS.

Our MMT candidates have been observed to have limited systemic exposure after oral administration, minimizing off-target biological effects. The direct adverse effects that we have observed to date are limited to the symptoms associated with bacterial metabolism when orally administered, such as bloating, flatulence, abdominal cramping and pain and diarrhea, and not those generally associated with systemic exposure. These symptoms are the known dose limiting side effects, and they are localized and generally found to be mild and transient. We believe that we can achieve significantly higher doses with our MMT candidates before triggering dose-limiting side effects, unlike naturally occurring complex carbohydrates, which often result in tolerability challenges at even moderate dosage levels.

When a food substance is intended for the diagnosis, cure, treatment or prevention of disease, then it is regulated as a drug ingredient. If our corporate strategy supports development of an MMT as a drug product, we will need to file an IND with FDA and obtain IND clearance from the FDA before commencing therapeutic clinical trials. An IND requires submission of additional information, including the information that supports the safety of the product for the intended population to be studied and planned exposure, non-clinical toxicology, details of the manufacturing and testing, and clinical protocols describing the proposed human therapeutic clinical trial(s). Equivalent requirements apply for drug clinical studies to be conducted outside the U.S.

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

These human clinical studies also allow us to decide whether to file an IND or regulatory equivalent outside the U.S. and investigate the MMT as a drug or continue to develop a specific MMT candidate for non-drug applications. For drug applications, based on discussions with applicable regulatory authorities, we believe we can open INDs or global equivalents for our MMTs as late as Phase 3. Available data would include an abbreviated toxicology package safety review of human experience and use and results of clinical studies. Our experience in our lead programs supports this approach for those of our MMTs which we decide to develop as potential therapeutics after evaluating the data from human clinical studies. For our KB195 program in UCD, we advanced into a Phase 2 trial under an IND. For future programs, we received feedback from the FDA that allows for opening an IND at Phase 3.  While each program and the specific MMT candidate that we select for such program will need to be independently evaluated by the FDA, we believe that our clinical study data collected under food regulations and following GCP would be accepted by the FDA.

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

COVID-19

Disease overview

Coronavirus disease 2019 (“COVID-19”) is a severe acute respiratory syndrome that was first reported in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries, infecting over 110 million people since 2019 and this number is growing. Symptoms of COVID-19 which may appear 2-14 days after exposure to the virus, include fever or chills, cough, shortness of breath or difficulty breathing, fatigue, muscle or body aches, headache, new loss of taste or smell, sore throat, congestion or runny nose, nausea or vomiting, or diarrhea.

Currently available therapies

The treatment for this virus is supportive health care for mild to moderate cases and may include oxygen, corticosteroids, or other therapeutics. In 2020, the FDA granted Emergency Use Authorizations (EUAs) and therapeutics which makes these products available quickly during the public health emergency. The therapeutic agents granted EUAs during the COVID-19 pandemic include convalescent plasma, remdesivir and baricitinib in combination with remdesivir for hospitalized patients with COVID-19 and multiple monoclonal antibodies for patients with mild-to-moderate COVID-19.

COVID-19 and immune response

COVID-19 infection has been associated with activation of an inappropriate inflammatory cascade, which in some patients can cause an abnormally aggressive immune response that can lead to pneumonia and respiratory failure. Metabolites such as short chain fatty acids (SCFAs) produced by the microbiome through utilization of glycans are modulators of the immune response and therefore could play a role in improved ability of the immune system to clear the virus as well as limiting an excessive inflammatory cascade. In preclinical models, increased SCFAs and/or SCFA-producing taxa, have been shown to influence immune pathways, mitigate immune pathology, and improve survival and morbidity associated with severe respiratory viral infections.

Commensal microbiota composition critically regulates innate and adaptive immune response and has shown to play a role in the generation of virus-specific CD4 and CD8 T cells and antibody responses following respiratory influenza virus infection. In-humans, the data also support the role of SCFAs in reducing the impact of viral infections. In patients undergoing hematopoietic stem cell transplants who have contracted respiratory viral infections, including coronavirus, the presence of SCFA-producing taxa has been associated with a significantly reduced risk of progression to lower respiratory tract infections, which can have substantial effect on morbidity in this patient population.

KB109 in addition to Supportive Self Care (SSC)in patients with mild to moderate COVID-19

MMT candidate KB109 has been self-determined as Generally Recognized as Safe (GRAS) for its intended use and was selected for evaluation in these COVID-19 non-IND clinical studies based on its demonstrated ability to increase production of SCFAs as well as to promote commensal bacteria and reduce pathogenic bacteria ex vivo. The non-IND clinical studies were designed to evaluate the safety and tolerability of KB109 in non-hospitalized patients who were advised by their healthcare provider to receive self-supportive care, to chart the natural history of COVID-19 in patients with mild to moderate COVID-19, and to understand the impact of COVID-19 on the gut microbiome structure and function.

Adult patients in a non-IND clinical study were randomized within 48 hours of testing positive for COVID-19 to either receive SSC or SSC plus KB109 for two weeks and then followed for an additional three weeks. The planned interim analysis comprised approximately half of the total study population (n=176) and showed that KB109 was well tolerated, with a safety profile consistent with previous studies of MMT candidates and no unexpected treatment-related adverse events in patients with mild to moderate COVID-19.

Approximately 40 percent of the patients reported at least one comorbidity at baseline. Preliminary results from an interim analysis showed that the presence of comorbidity lengthened the time to resolution of symptoms in mild to moderate COVID-19 disease. In the SSC alone arm, median time to resolution of the thirteen overall COVID-19 related symptoms in patients with no comorbidities was 14 days as compared with 27 days in patients with at least one comorbidity. While no difference in median time to resolution of symptoms was observed with KB109 plus SSC for the overall population, small differences between the arms were observed during the follow-up period. For patients reporting one or more comorbidities, the median time to resolution of the thirteen overall COVID-19 related symptoms was 18 days with KB109 plus SSC and 27 days with SSC alone.

In the interim analysis, we also evaluated eight cardinal COVID-19 related symptoms as defined by the Centers for Disease Control and Prevention, which showed median time to resolution of symptoms among patients with one or more comorbidity at baseline was 15 days for the KB109 plus SSC group as compared with 27 days with SSC alone. These interim findings require confirmation from the full dataset. The K031 study of 350 subjects is fully enrolled with results expected in the first quarter of 2021. Topline data from a smaller 50 subject study of KB109 is also expected in the first quarter of 2021.

Ulcerative Colitis

Disease overview

Ulcerative colitis (“UC”) is a chronic disease of the large intestine, in which the lining of the colon becomes inflamed and develops tiny open sores, or ulcers. Those ulcers produce pus and mucus, cause abdominal pain and result in the need to frequently empty the colon. UC is the result of several factors that are not yet well understood. Abnormal immune response, genetics, microbiome, and environmental factors all contribute to the disease. There is no medical cure for UC and it can occur at any age, though most people are diagnosed prior to their mid-30s. In the United States, approximately one million people are affected with UC. The disease symptoms vary from person to person and over half of all UC patients experience mild-to-moderate symptoms. Reported symptoms include loose stool and urgent bowel movements, bloody stool, abdominal cramps and pain, and persistent diarrhea accompanied by abdominal pain and blood in the stool.

Currently available therapies

There is no known curative treatment for the disease. Treatment is multifaceted and includes the use of medication, alterations in diet and nutrition, and sometimes surgical procedures to repair or remove affected portions of a patient’s gastrointestinal tract.

Several types of medication can be used to suppress UC symptoms (induce remission) and decrease the frequency of symptom flares (maintain remission) including anti-inflammatory drugs, immunosuppressants, and biologics. UC is often a progressive disease meaning that over time patients respond less to a specific medication and need to progress to other treatments.

Ulcerative Colitis and KB295

Evidence suggests that a feature of UC is alteration of the gut microbiome, including an increase in pro-inflammatory bacteria and decrease in commensal diversity which interfere with the normal immune response. In ex vivo studies, KB295 has demonstrated the ability to increase the production of short chain fatty acids and suppress the growth of inflammatory bacteria such as Enterobacteriaceae.

We are conducting a non-IND clinical study evaluating MMT candidate KB295 in patients with mild-to-moderate UC. This non-IND open label, single arm clinical study is expected to enroll up to 30 patients with mild-to-moderate UC. Patients will receive KB295 for eight weeks titrated up to 40g twice daily and then enter a one-month follow-up period. The study will evaluate the safety and tolerability of KB295 and other assessments including the Simple Clinical Colitis Activity Index composite score, changes in microbiome composition and biomarkers of inflammation. Top line data for the study are expected in mid-2021.

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

Our MMT candidates may reduce microbiome ammonia levels by affecting these pathways and expect that a net reduction in gut ammonia production in UCD and HE patient populations should result in a net reduction of ammonia levels in their blood. In each of these diseases, addressing hyperammonemia represents an unmet medical need.

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

Clinical development in UCD and KB195

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

We completed two non-IND/non-CTA clinical studies that evaluated the effect of KB195 on microbiome nitrogen metabolism, including one in health volunteers and one in patients with stable UCD. In each study, KB195 was generally well tolerated, with no clinically significant safety signals based on an evaluation of adverse events and response to the Gastrointestinal Tolerability Questionnaire (“GITQ”) or Bristol Stool Scale (“BSS”). The studies assessed gut microbiome ammonia production using the established marker 15N lacto-ureide as a stable isotope tracer and data were suggestive of KB195 activity in reducing this marker of gut microbiome ammonia production. In 2019, a Phase 2 clinical trial of KB195 under an IND and CTAs was initiated and is currently ongoing. This trial will enroll up to 24 patients with inadequately controlled UCD on standard of care for an 8-week treatment period; dose will be escalated from 9 g twice daily, or BID, to 36 g BID and will evaluate plasma ammonia levels, including proportion of patients with ≥15 percent decrease in fasting plasma ammonia as well as safety and tolerability. As clinical sites around the world have dealt with repeated closures due to COVID-19, enrollment for this study has been impacted. We continue to monitor enrollment but are not currently able to estimate when data from this trial will be available.

Hepatic Encephalopathy

Disease overview

HE describes a spectrum of potentially reversible neurologic and psychiatric abnormalities generally observed in patients with liver failure. HE is a common complication of cirrhosis, ranging from minimal hepatic encephalopathy (“MHE”) to overt hepatic encephalopathy (“OHE”). The pathogenesis of HE has long been linked to ammonia levels and is now understood to be multifactorial and includes factors such as intestinal dysbiosis, gut hyperpermeability and neuroinflammation.

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

Currently available therapies

Medical treatment of HE currently includes treatment of the underlying precipitant, if present, such as gastrointestinal bleeding or infection. There are two approved chronic drug treatments for OHE-lactulose and rifaximin. Although there have been small investigational studies into treatments for MHE, there are currently no approved therapies for MHE.

Our MMT candidate selection

We selected KB174 as a candidate for the potential treatment of HE. KB174 was selected based on its ability to reduce ammonia and pathogens ex vivo as well as results from a clinical study of KB174 in patients with well-compensated liver cirrhosis. Forty adult patients with liver disease were enrolled in this double-blind, controlled non-IND/non-CTA clinical study. Patients were randomized to receive KB174 or maltodextrin (a negative control), orally (titrated to 36g BID) for 28 days. Safety and tolerability were assessed using the GITQ and BSS and microbiome ammonia production was measured using the 15 N lacto-ureide as a stable isotope tracer.

In this study, patients with well-compensated cirrhosis treated with KB174 had a 26% median reduction from baseline in urinary 15N excretion, a biomarker of microbiome ammonia production, compared to a 3% median reduction from baseline in urinary 15N excretion for patients receiving maltodextrin. KB174 was well tolerated and no clinically significant or serious treatment-related adverse events were observed.

Results from a dosing study with KB174 in healthy subjects showed reductions in urinary 15N excretion consistent with the study in patients with cirrhosis and was well tolerated with no clinically significant or serious treatment-related adverse events.

Future plans for clinical development in HE

The focus of the HE program will be to develop a novel therapy that addresses patients at risk for HE, including those with MHE as well as OHE. Initiation of the next clinical study or clinical trial in HE is dependent on identifying a suitable partner for this program.

Infections caused by pathogenic bacteria including multi-drug resistant strains

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

The risk of MDR pathogen colonization is significantly increased in patients with compromised immune systems, those on long term antibiotics, and those with protracted hospitalizations. Our initial focus is in patients scheduled to undergo hematopoietic stem cell transplantation (“HSCT”), a population at high risk of infection in addition to other pathologies where the microbiome is documented to have an impact (Febrile neutropenia, Graft-versus-host-disease). HSCT is used for the treatment of cancer and certain autoimmune diseases. Bacterial infections are common after HSCT, due to pre-transplant immune system ablation. The use of prophylactic antibiotics was instituted to reduce the rate of such infections; however careful studies of mortality have shown that their use is associated with a significantly increased rate of death. Patients with low microbiome diversity had a significantly greater mortality than those maintaining a high diversity (67% vs 36% mortality at three years). This is thought to be mediated by the adverse effect the antibiotics have on the microbiome. The dysbiotic microbiome in turn facilitates colonization with pathogenic organisms, which may then lead to infection. These infections are a significant cause of patient mortality, excluding mortality due to the primary disease. In the United States, approximately 23,000 patients undergo HSCT each year.

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

MMT candidates—KB109 and KB174

KB109 and KB174 are the MMT candidates for development as a potential prevention of infections caused by MDR bacteria. Nomination of these candidates resulted from their performance relative to a wide range of other MMTs in ex vivo screening of microbiome samples from healthy volunteers, as well as microbiome samples from intensive care unit patients in an experimental set-up that specifically focused on determining the potential of MMTs to decrease the relative abundance of a panel of pathogenic bacteria.

The initial opportunity is to prevent systemic infections in patients undergoing HSCT. Prophylactic treatment with antibiotics lowers gut microbiome diversity and is associated with a higher mortality rate after HSCT.  KB109 is a non-antibiotic approach that is hypothesized to selectively enhance the growth of beneficial gut bacteria at the expense of pathogens (e.g. carbapenem-resistant enterobacteriaceae, Vancomycin-resistant enterococcus, and extended spectrum beta-lactamase-producing enterobacteriaceae) which may then reduce the risk of subsequent infection. Prior to studying patients undergoing HSCT, we initiated a first-in-human clinical trial in medically stable patients colonized with MDR pathogens but this study was terminated due to enrollment challenges caused by the COVID-19 pandemic and the desire to utilize KB109 for our COVID-19 studies.

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

We have active programs in discovery, including work in immuno-oncology and cardiometabolic and liver diseases. Correlative data has been published for each of these areas suggesting that the microbiome plays a critical role, and our discovery efforts are largely focused on either establishing a mechanistic hypothesis or establishing and optimizing an ex vivo screen to address these opportunities. Some of this work is being conducted through collaborations, including with Institute Gustave Roussy in Paris exploring the potential of MMTs to improve the outcome of immune checkpoint inhibitor (“ICI”) treatment, with Jeffrey Gordon at Washington University (St. Louis) studying the mechanisms by which selected MMT candidates are metabolized by the gut microbiome and the impact on key functions in the host, and with Janssen focusing on decreasing the risk of the development of child-onset atopic diseases, including food allergies. We will advance MMT candidates once identified for future pipeline opportunities.

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

Patent portfolio

Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of March 1, 2021, our patent portfolio in total consisted of twelve issued U.S. patents, two issued European patents, fifteen issued patents in other jurisdictions (Argentina, Australia, Canada, China, Colombia, Hong Kong, Indonesia, Mexico, New Zealand, Singapore and South Africa), and over 100 pending non-provisional applications (U.S., EP and other jurisdictions), which include claims directed to compositions, methods of use and manufacturing processes. All patents are owned by us. Certain patents and patent applications described above are licensed exclusively to Midori USA, Inc. for use in the animal health field.

The patent portfolio includes patents and applications (numbers for U.S. and Europe only) with claims directed to the following:

MMT platform

We own six issued U.S. patents (U.S.10,849,337; 9,205,418; 9,079,171; 8,476,388; and 8,466,242), two issued EP patents (EP 3071235 and EP 2681247), and several pending patent families (with national, non-provisional applications) containing composition of matter, method of making and use claims related to our MMT platform and one pending Patent Cooperation Treaty (“PCT”) U.S. provisional, and U.S. non-provisional applications containing claims to KB195, KB174, KB109, and KB295. The issued patents in the earliest of these families are expected to expire in 2032, not including any patent term adjustments and any patent term extensions.

COVID-19

We own one provisional application and one pending PCT application containing composition of matter, method of treatment and use claims related to our COVID-19 program and KB109. The issued patents in the earliest of these families are expected to expire in 2038, not including any patent term adjustments and any patent term extensions.

Ulcerative Colitis

We own one issued U.S. patent (U.S. 10,881,676), pending national, non-provisional applications and one U.S. provisional application containing composition of matter, method of treatment and use claims related to our ulcerative colitis program and KB295. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

UCD and HE

We own one issued U.S. patent (U.S. 9,901,595), and several pending national, non-provisional application, and one pending PCT application containing composition of matter, method of treatment and use claims related to our UCD and HE programs and KB195 and KB174. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

We own two issued U.S. patents (U.S. 10,314,853; 9,757,403), one issued EP patent (EP 3071235), and several pending national, non-provisional applications containing method of treatment and use claims related to our pathogen program. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

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

The field of microbiome drug development is rapidly evolving and although there are currently many bacterial product candidates in development by companies that target the microbiome, we believe that we have a differentiated approach and do not consider ourselves to be in competition with these bacterial microbiome approaches.

Although our novel chemistry approach is unique from most other existing or investigational therapies across the disease areas where our development is focused, we will need to compete with all currently or imminently available therapies in these areas. We are aware of marketed and investigational products in each of our leading disease areas.

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

With certain exceptions, clinical investigations in which an investigational drug is administered to human subjects must be conducted under an IND, as required by FDA regulations. The FDA has published a guidance document for clinical investigators, sponsors, and IRBs, Investigational New Drug Applications (INDs) — Determining Whether Human Research Studies Can Be Conducted Without an IND, that provides the FDA’s thinking on when an IND is required for human research studies. FDA’s interpretation of its regulations, as articulated in this guidance, do not require human testing of food, dietary supplements, or GRAS substances to be conducted under an IND unless such testing is intended to evaluate the product’s ability to diagnose, cure, mitigate, treat, or prevent a disease or condition. FDA specifically recognizes an IND will not be required when a study is designed to “evaluate the tolerability of a food in a specific susceptible population, including individuals with a disease in a diseased population,” provided the study is not designed to evaluate the product’s ability to diagnose, cure, mitigate, treat, or prevent a disease or condition. There is no assurance that FDA’s thinking on this matter will not change, and if it does, FDA may decide to take enforcement action against testing of GRAS substances that it believes should be conducted under an IND, or the FDA may delay or deny an IND submitted with supporting data from human studies not conducted under an IND, or require alternate or additional data to support such an IND before authorizing an applicant to proceed.

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

Preclinical and clinical trials for drugs

Once a product candidate is identified for development as a drug, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to evaluate the potential for adverse events, which must be conducted in accordance with federal regulations and requirements, including GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data as well as the results of our human clinical studies, are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting before each clinical trial can begin.

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

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.

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

The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

Human Capital

As of December 31, 2020, we had 82 full-time employees, of which 24 have Ph.D. or M.D. degrees and 60 are currently engaged in research and clinical development activities. The remaining employees were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We also engage consultants and temporary workers when needed. The majority of our employees were based in Lexington, MA. No employees were represented by labor unions or subject to collective bargaining agreements. We consider our relationships with our employees to be very strong.

We believe our employees are among the company’s most important assets and are key to achieving our goals and expectations. Our human capital resource priorities and our competitive equity and cash compensation and benefits programs focus on attracting, recruiting, retaining and incentivizing our existing and new employees. We consider our human capital resources strategy to be comprehensive and we foster a strong relationship with and among our employees with ongoing efforts such as employee surveys, training and development programs, social interactions, and other programs. We are committed to employing a diverse workforce and plan to continue to evolve and add to our suite of human capital resources as we grow.

In response to the COVID-19 pandemic and as part of our commitment to ensure the safety and well-being of our employees, we created an internal team focused on implementing policies and practices consistent with US Government, Massachusetts, and industry standard regulation and guidance in response to the public health emergency. Since mid-March 2020, the majority of our employees have been working from home. Additionally, we put appropriate safety measures in place, including implementing occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, health screening, cleaning and visitor protocols, and, in cases of possible exposure, external COVID-19 testing to access our workplaces.

Facilities

Our corporate headquarters are located in Lexington, Massachusetts, where we currently lease 107,000 square feet of laboratory and office space. The lease expires in February 2029, subject to one option to extend the lease for 10 years.

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

On June 4, 2020, we completed a public offering (the “Offering”), pursuant to which we issued and sold 4,750,000 shares of our common stock. We received aggregate net proceeds received from the offering were $34.4 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. During the year ended December 31, 2020, we sold 361,299 shares of our common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions. As of December 31, 2020, there was $46.5 million available under the ATM. In January and February 2021, we sold 309,656 shares of our common stock under the ATM which resulted in aggregate net proceeds of $4.9 million.

On February 8, 2021, we completed a public offering (the “2021 Offering”) including the Underwriters’ overallotment option, pursuant to which we issued and sold 6,037,500 shares of our common stock for aggregate net proceeds of $65.3 million.

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

We may be forced to amend, delay, limit, reduce terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2020, we had cash and cash equivalents totaling $46.2 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K. We will require additional capital to sustain our operations, including our development programs. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our MMT candidates. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, as necessary, and become commercially viable. Our lead product candidates are currently in clinical development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the years ended December 31, 2020 and 2019, we reported net losses of $81.6 million and $86.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $274.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies, clinical studies and clinical trials of our current and future product candidates, to validate the manufacturing process and establish specifications for our product candidates, to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of December 31, 2020, we had $46.2 million of cash and cash equivalents on hand. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

All of our initial product candidates for which we make a drug development path decision, including any targeting COVID-19, urea cycle disorders (“UCD”), and hepatic encephalopathy (“HE”), will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a therapeutic product commercially.

For any product candidate that we choose to develop as a drug product candidate, our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates as a drug targeting COVID-19, UCD or HE. We filed an IND with the FDA, for our initial therapeutic product candidate, which has cleared and allowed us to commence a Phase 2 clinical trial for UCD. Similar clinical trial applications have been approved in countries outside the US, including in Europe and the Middle East, where we are also conducting the study. However, our clinical trials may experience preliminary complications in trial execution, such as complexities surrounding regulatory clearance of our clinical trial applications, the need for additional preclinical data to support allowance for those applications, the need for additional preclinical data to support authorization to proceed under those applications, trial design and establishing trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues.

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

Positive results from early preclinical studies, clinical studies and clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies, clinical studies and any future clinical trials of our product candidates for therapeutic indications. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

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

We anticipate competing with the largest healthcare companies in the world, all of which have greater financial and human resources than we currently have. In addition to these fully integrated healthcare companies, we also compete with those companies whose products target the same indications as our product candidates. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our products or that would render our product candidates obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other therapies targeted at the microbiome continue to accelerate. In addition, there are a number of other companies targeting the microbiome.

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

COVID-19 may materially and adversely affect our business and our financial results.

The recent COVID-19 pandemic was first reported in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19, including the identification of novel strains of COVID-19, could adversely impact our operations, including our ability to initiate or complete clinical trials, manufacture sufficient supply of our product candidates or to manufacture our product candidates at sufficient scale for commercialization. Any delay in operations could adversely affect our ability to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results. For example, because of limitations on patient visits and the impact on new enrollment due to the COVID-19 pandemic, our Phase 2 clinical trial evaluating KB195 in patients with UCD who are inadequately controlled on standard of care has been delayed.

Two vaccines for COVID-19 coronavirus were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. If any of our third-party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of a COVID-19 coronavirus vaccine, our supply chain may be disrupted, limiting our ability to supply our product candidates for our research and development. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials.

The COVID-19 pandemic has also resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely. We have already suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. The COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers, including those for our approved hospital products portfolio, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business or regulatory shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

As of December 31, 2020, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $238.5 million and $235.0 million, respectively. Federal NOLs of $38.8 million, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized and the remaining NOL of $199.7 million, generated after

2018 will be carried forward indefinitely and could be used up to 80% of taxable income of each future tax year. The Commonwealth of Massachusetts does not follow federal on NOL carryforwards and as such the Company’s Massachusetts NOLs of $235.0 million will expire in at various times starting in 2035. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $5.5 million and $3.2 million respectively, both of which expire at various dates through 2040. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors—Risks Related to Our Business, Technology and Industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

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

As of December 31, 2020, we had cash and cash equivalents of approximately $46.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit.  Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the U.K. will continue to follow all of the EU’s rules, the EU’s pharmaceutical law remains applicable to the U.K. and the U.K.’s trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

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

If the U.K. and the EU are unable to negotiate acceptable agreements or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities in other countries in the EU and European Economic Area, or EEA, and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K.’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. For instance, in November 2017, EU member states voted to move the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common shares.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth

Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.

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

Following the U.K.’s withdrawal from the European Union on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. U.K.-based organizations doing business in the European Union will need to continue to comply with the GDPR. Further, there is uncertainty with regard to how data transfers to and from the U.K. will be regulated.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of January 15, 2021, our patent portfolio in total consisted of twelve issued U.S. patents, two issued European patents, 15 issued patents in other jurisdictions (Argentina, Australia, Canada, China, Colombia, Hong Kong, Indonesia, Mexico, New Zealand, Singapore and South Africa), and approximately 125 pending non-provisional applications (U.S., EP and other jurisdictions), which include claims directed to compositions, methods of use, and manufacturing processes. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

We currently, and may continue in the future, rely on third parties to assist us in developing and manufacturing our product candidates. Accordingly, we must, at times, share know-how and trade secrets, including those related to our proprietary product platform, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share know-how and trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our know-how, trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, and including in our vendor and service agreements terms protecting our confidential information, know-how and trade secrets, with parties who have access to such information, such as our employees, scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and we remind former employees when they leave their employment of their confidentiality obligations. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

We rely on know-how, inventions and other proprietary information, to strengthen our competitive position. We consider know-how to be our primary intellectual property with respect to our proprietary product platform. Our clinical trials allow us to collect clinical data, which we use as a feedback loop to make improvements to our proprietary product platform. In particular, we anticipate that, with respect to the proprietary product platform, these data may over time be disseminated within the industry through independent development, the publication of journal articles describing the method, and the movement of skilled personnel.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates, proprietary product platform or other technologies infringes upon these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates, proprietary product platform or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates, proprietary product platform, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on February 28, 2019, our stock price has traded at prices as low as $2.82 per share and as high as $20.50 per share through February 26, 2021. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Holders of Our Common Stock

As of February 26, 2021, there were approximately 63 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, debt compliance, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering

None.

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

Overview

We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on leveraging the microbiome to treat disease and improve human health. We have built a human-centric proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates using either human clinical studies under regulations supporting research with food or clinical trials as drug candidates. Our product candidates are Microbiome Metabolic Therapies (“MMT” or “MMTs”) which are designed to modulate the metabolic output and profile of the microbiome by driving the function and composition of existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism and community composition to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

The human microbiome is generally a community of more than 30 trillion microbes, organisms that include bacteria, viruses, archaea and fungi, which reside on and inside the human body. By evolving together over thousands of years, microbes and humans have developed an intricate and mutually beneficial relationship. Given the profound impact that microbes have on human health, this highly complex microbial ecosystem has been referred to as a “newly discovered organ.” There is a growing body of research that links a healthy microbiome with overall human health, while dysbiosis, or imbalance, in the microbiome has been correlated with numerous human conditions including those that cause significant morbidity and mortality. Some of these conditions include irritable bowel syndrome, Parkinson’s disease, diabetes, metabolic syndrome, cancer, allergies and ulcerative colitis. The gut microbiome remains a largely untapped frontier in healthcare, and we believe that we are uniquely positioned to succeed in translating its promise into solutions for human health.

Our product candidates include multiple clinical programs that have advanced into human studies (COVID-19, ulcerative colitis, urea cycle disorder, and hepatic encephalopathy) as well as earlier programs (immuno-oncology and cardiometabolic and liver diseases) aimed at expanding our MMT platform and clinical pipeline in 2021 and beyond.

COVID-19 and Effects of KB109 in addition to Supportive Self Care (SSC)

KB109 was selected for evaluation in these COVID-19 clinical studies based on its demonstrated ability to increase production of SCFAs as well as to promote commensal bacteria and reduce pathogenic bacteria ex vivo.

Patients in a non-IND clinical study were randomized within 48 hours of testing positive for COVID-19 to either receive Supportive Self Care (SSC) or SSC plus Microbiome Metabolic Therapy (MMT) candidate KB109 for two weeks and then followed for an additional three weeks. The planned interim analysis comprised approximately half of the total study population (n=176) and showed that KB109 was well tolerated, with a safety profile consistent with previous studies of MMT candidates and no unexpected treatment-related adverse events.

Approximately 40 percent of the patients reported at least one comorbidity at baseline. The presence of comorbidity lengthened the time to resolution of symptoms in mild to moderate COVID-19 disease. In the SSC alone arm, median time to resolution of the thirteen overall COVID-19 related symptoms in patients with no comorbidities was 14 days as compared with 27 days in patients with at least one comorbidity. While no difference in median time to resolution of symptoms was observed with KB109 plus SSC for the overall population, small differences between the arms were observed during the follow-up period. For patients reporting one or more comorbidities, the median time to resolution of the thirteen overall COVID-19 related symptoms was 18 days with KB109 plus SSC and 27 days with SSC alone.

We also evaluated eight cardinal COVID-19 related symptoms as defined by the Centers for Disease Control and Prevention, which showed median time to resolution of symptoms among patients with one or more comorbidity at baseline was 15 days for the KB109 plus SSC group as compared with 27 days with SSC alone. The K031 study of 350 subjects is fully enrolled with results expected in the first quarter of 2021. Topline data from a smaller 50 subject study of KB109 is also expected in the first quarter of 2021.

Ulcerative Colitis and KB295

Evidence suggests that a feature of ulcerative colitis (UC) is alteration of the gut microbiome, including an increase in pro-inflammatory bacteria and decrease in commensal diversity which interfere with the normal immune response. In ex vivo studies, KB295 has demonstrated the ability to increase the production of short chain fatty acids and suppress the growth of inflammatory bacteria such as Enterobacteriaceae.

We are conducting a clinical study evaluating MMT candidate KB295 in patients with mild-to-moderate UC. This non-IND open label, single arm clinical study is expected to enroll approximately 30 patients with mild-to-moderate UC. Patients will receive KB295 for eight weeks titrated up to 40g twice daily and then enter a one-month follow-up period. The study will evaluate the safety and tolerability of KB295 and other assessments including the Simple Clinical Colitis Activity Index composite score, changes in microbiome composition and biomarkers of inflammation. Top line data for the study are expected in mid-2021.

Urea Cycle Disorder and KB195

KB195 is our lead MMT candidate for development in the treatment of patients with urea cycle disorder (UCD). We selected KB195 after assessing its performance in reducing ammonia relative to a wide range of other MMTs, as well as several controls, in ex vivo screening of microbiome samples from healthy volunteers, as well as microbiome samples from patients with UCD.

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

We are currently conducting a Phase 2 clinical trial under an IND and approved CTAs in a number of countries. As clinical sites around the world have dealt with repeated closures due to COVID-19, enrollment for this study has been impacted. We continue to monitor enrollment but are not currently able to estimate when data will be available.

Hepatic Encephalopathy and KB174

We selected KB174 as a candidate for the potential treatment of hepatic encephalopathy (HE). KB174 was selected based on its ability to reduce ammonia and pathogens ex vivo as well as results from a clinical study of KB174 in patients with well-compensated liver cirrhosis. Forty adult patients with liver disease were enrolled in this double-blind, controlled non-IND/non-CTA clinical study. Patients were randomized to receive KB174 or maltodextrin (a negative control), orally (titrated to 36g BID) for 28 days. Safety and tolerability were assessed using the GITQ and BSS and microbiome ammonia production was measured using the 15 N lacto-ureide as a stable isotope tracer.

In this study, patients with well-compensated cirrhosis treated with KB174 had a 26% median reduction from baseline in urinary 15N excretion, a biomarker of microbiome ammonia production, compared to a 3% median reduction from baseline in urinary 15N excretion for patients receiving maltodextrin. KB174 was well tolerated and no clinically significant or serious treatment-related adverse events were observed.

Results from a dosing study with KB174 in healthy subjects showed reductions in urinary 15N excretion consistent with the study in patients with cirrhosis and was well tolerated with no clinically significant or serious treatment-related adverse events.

The focus of the HE program will be to develop a novel therapy that addresses patients at risk for HE, including those with MHE as well as OHE. Initiation of the next clinical study or clinical trial in HE is dependent on identifying a suitable partner for this program.

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

We have active programs in discovery, including work in immuno-oncology and cardiometabolic and liver diseases. Correlative data has been published for each of these areas suggesting that the microbiome plays a critical role, and our discovery efforts are largely focused on either establishing a mechanistic hypothesis or establishing and optimizing an ex vivo screen to address these opportunities. Some of this work is being conducted through collaborations, including with Institute Gustave Roussy in Paris exploring the potential of MMTs to improve the outcome of immune checkpoint inhibitor (“ICI”) treatment, with Jeffrey Gordon at Washington University (St. Louis) studying the mechanisms by which selected MMT candidates are metabolized by the gut microbiome and the impact on key functions in the host, and with Janssen focusing on decreasing the risk of the development of child-onset atopic diseases, including food allergies. We will advance MMT candidates once identified for future pipeline opportunities.

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

As of December 31, 2020, we had $46.2 million in cash and cash equivalents and an accumulated deficit of $274.2 million. Based on our current operating plans and net proceeds from the 2021 Offering, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the first quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity or debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration Revenue	$975	$—	$975
Operating expenses:
Research and development	55,967	64,232	(8,265)
General and administrative	23,882	22,428	1,454
Total operating expenses	79,849	86,660	(6,811)
Loss from operations	(78,874)	(86,660)	7,786
Other income (expense)
Interest income	249	1,693	(1,444)
Interest expense	(2,802)	(977)	(1,825)
Change in fair value of warrant liability	—	252	(252)
Loss on extinguishment of debt	—	(580)	580
Other expense	(193)	(59)	(134)
Total other income (expense), net	(2,746)	329	(3,075)
Net loss	$(81,620)	$(86,331)	$4,711

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Personnel-related	$15,585	$22,337	$(6,752)
Stock-based compensation expense	3,820	3,245	575
External manufacturing and research	16,537	26,839	(10,302)
Laboratory supplies and research materials	2,060	1,468	592
Professional and consulting fees	7,149	3,362	3,787
Facility-related and other	10,816	6,981	3,835
Total research and development expenses	$55,967	$64,232	$(8,265)

Research and development expenses decreased by $8.3 million for the year ended December 31, 2020 as compared to the same period in 2019. The decrease in personnel-related costs of $6.8 million was due to decreased headcount in our research and development function. The decrease in external manufacturing and research of $10.3 million was primarily due to less costs incurred for our clinical studies with external CROs and external CMOs, less IND-enablement costs associated with our preclinical and clinical development activities, and a decrease in production of study material used in preclinical and human studies. The increase in professional and consulting fees of $3.8 million was primarily the result of increased spend relating to our studies. The increase in facility-related and other expenses of $3.8 million was primarily due to increased operating costs associated with the expansion of our facility that were attributed to the research and development function.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Personnel-related	$6,081	$7,795	$(1,714)
Stock-based compensation expense	8,864	6,823	2,041
Professional and consulting fees	3,559	3,473	86
Facility-related and other	5,378	4,337	1,041
Total general and administrative expenses	$23,882	$22,428	$1,454

General and administrative expenses increased by $1.5 million for the year ended December 31, 2020 as compared to the same period in 2019. The decrease in personnel-related costs of $1.7 million was primarily due to reduced headcount in our general and administrative functions. The increase in stock-based compensation expense of $2.0 million was primarily due to the modification of the vesting provision of stock options and restricted stock units related to the resignation of our former CEO. The increase in facility-related and other expenses of $1.0 million was primarily due to increased operating costs associated with the expansion of our facility that were attributed to the general and administrative functions.

Interest Income

Interest income for the year ended December 31, 2020 was $0.2 million compared to $1.7 million in the year ended December 31, 2019. Interest income decreased primarily as a result of lower average cash balance during 2020 and lower interest rates in 2020 due to market conditions. Interest income in future periods will fluctuate based upon the amount of invested cash available and interest rates.

Interest expense

Interest expense for the year ended December 31, 2020 was $2.8 million, compared to $1 million for the year ended December 31, 2019. The 2020 interest expense is related to our credit agreement with Hercules Capital, Inc.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of December 31, 2020, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3.8 million. On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by the Company from the Offering were $34.5 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions. As of December 31, 2020, there was $46.5 million available under the ATM. In January and February 2021, the Company has sold 309,656 shares of its common stock under the ATM which resulted in aggregate net proceeds of $4.9 million. On February 8, 2021, the Company completed a public offering (the “2021 Offering”) including the Underwriters’ overallotment option, pursuant to which it issued and sold 6,037,500 shares our common stock for aggregate net proceeds of $65.3 million.

As of December 31, 2020, we had $46.2 million in cash and cash equivalents and an accumulated deficit of $274.2 million. Based on our current operating plans and net proceeds from the 2021 Offering, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the first quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(61,518)	$(75,796)
Net cash used in investing activities	(4,024)	(3,586)
Net cash provided by financing activities	40,399	74,642
Net decrease in cash, cash equivalents and restricted cash	$(25,143)	$(4,740)

Net Cash Used in Operating Activities

During the year ended December 31, 2020, operating activities used $61.5 million of cash, due to our net loss of $81.6 million, partially offset by non-cash charges of $15.6 million and net cash provided by changes in our operating assets and liabilities of $4.5 million. Net cash provided by our operating assets and liabilities primarily consisted of a $5.0 million increase in accounts payable, accrued expenses and other liabilities, partially offset by a $0.5 million decrease in prepaid expenses and other assets.

During the year ended December 31, 2019, operating activities used $75.8 million of cash, due to our net loss of $86.3 million and net cash used by changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $11.8 million. Net cash used in our operating assets and liabilities primarily consisted of a $1.9 million increase in prepaid expenses and other assets and a $0.7 million decrease in accounts payable, partially offset by a $1.3 million increase in accrued expenses and other liabilities.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During the years ended December 31, 2020 and 2019, net cash used in investing activities was $4.0 million and $3.6 million, respectively, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $40.4 million, consisting primarily of proceeds from the Offering in June 2020, proceeds from the sale of shares under the ATM in 2020, and proceeds from the exercise of stock options.

During the year ended December 31, 2019, net cash provided by financing activities was $74.6 million, consisting of $66.0 million in aggregate net proceeds from our IPO in March 2019, $6.6 million in net proceeds from debt refinancings, and $0.3 million in the settlement of our derivative liability.

On December 31, 2019, we entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Lenders extended an initial $22.5 million to us, with the option to draw down an additional $12.5 million if certain milestones and conditions are met. The Credit Agreement includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge is being accrued and recorded to interest expense over the life of the Credit Agreement using the effective interest method.

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

The facility carries a 48-month term with interest only payments on the outstanding principal for the first 18 months, which can be extended to up to 24 months, depending on the achievement of certain performance milestones. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%. The Credit Agreement is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement).

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 8. Consolidated Financial Statements and Supplementary Data

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Kaleido Biosciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaleido Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and recurring negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 3, 2021

We have served as the Company’s auditor since 2017.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$46,222	$71,241
Prepaid expenses and other current assets	2,499	2,038
Total current assets	48,721	73,279
Property and equipment, net	8,462	6,742
Restricted cash	2,161	2,285
Total assets	$59,344	$82,306
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,389	$2,016
Accrued expenses and other current liabilities	8,636	8,361
Current term debt, net of unamortized debt discount	2,634	—
Total current liabilities	16,659	10,377
Long term debt, net of unamortized debt discount	18,375	20,391
Other liabilities	3,814	2,655
Total liabilities	38,848	33,423
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred shares, $0.001 par value, 10,000,000 authorized; no shares issued or outstanding	—	—
Common shares, $0.001 par value, 150,000,000 shares authorized; 36,022,811 and 30,129,096 shares issued; 36,022,811 and 30,127,846 shares outstanding at December 31, 2020 and 2019, respectively	36	30
Additional paid-in capital	294,639	241,412
Accumulated deficit	(274,179)	(192,559)
Total stockholders' equity	20,496	48,883
Total liabilities and stockholders’ equity	$59,344	$82,306

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Revenue:
Collaboration revenue	$975	$—
Operating expenses:
Research and development	55,967	64,232
General and administrative	23,882	22,428
Total operating expenses	79,849	86,660
Loss from operations	(78,874)	(86,660)
Other (expense) income:
Interest income	249	1,693
Interest expense	(2,802)	(977)
Change in fair value of warrant liability	—	252
Loss on extinguishment of debt	—	(580)
Other expense	(193)	(59)
Total other income (expense), net	(2,746)	329
Net loss	$(81,620)	$(86,331)
Net loss per share —basic and diluted	$(2.44)	$(3.36)
Weighted-average common shares outstanding —basic and diluted	33,450,213	25,703,269

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2019	5,786,911	$6	$9,978	$(106,228)	$(96,244)
Conversion of redeemable convertible preferred stock into common stock	18,517,386	19	153,207	—	153,226
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	871	—	871
Issuance of common stock, net of issuance costs of $9,055	5,000,000	5	65,941	—	65,946
Exercise of common stock warrant	51,015	—	—	—	—
Exercise of stock options	445,160	—	630	—	630
Stock-based compensation	—	—	10,068	—	10,068
Vesting of restricted shares	327,374	—	717	—	717
Net loss	—	—	—	(86,331)	(86,331)
Balance at December 31, 2019	30,127,846	30	241,412	(192,559)	48,883
Issuance of common stock, net of issuance costs of $2,731	5,296,299	5	37,751	—	37,756
Exercise of stock options	597,416	1	2,789	—	2,790
Stock-based compensation	—	—	12,684	—	12,684
Vesting of restricted shares	1,250		3	—	3
Net loss	—	—		(81,620)	(81,620)
Balance at December 31, 2020	36,022,811	$36	$294,639	$(274,179)	$20,496

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(81,620)	$(86,331)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,823	1,318
Loss on extinguishment of debt	—	580
Stock-based compensation	12,684	10,068
Amortization of debt discount	696	37
Non-cash interest expense	181	—
Loss on disposal of fixed asset	167	—
Change in fair value of warrant liability	—	(342)
Change in fair value of derivative	—	90
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(459)	(1,881)
Accounts payable	3,301	(684)
Accrued expense and other liabilities	1,709	1,349
Net cash used in operating activities	(61,518)	(75,796)
Investing activities:
Purchase of property and equipment	(4,024)	(3,586)
Net cash used in investing activities	(4,024)	(3,586)
Financing activities:
Proceeds from issuance of debt	—	37,500
Repayments on debt	—	(30,000)
Payments of issuance and extinguishment costs related to debt	(79)	(858)
Proceeds from exercise of stock options	2,790	630
Payments related to capital lease	(68)	(91)
Issuance of common stock, net of issuance costs	37,756	67,761
Settlement of derivative liability	—	(300)
Net cash provided by financing activities	40,399	74,642
Net decrease in cash, cash equivalents, and restricted cash	(25,143)	(4,740)
Cash, cash equivalents, and restricted cash, beginning of year	73,526	78,266
Cash, cash equivalents, and restricted cash, end of year	$48,383	$73,526
Supplemental cash flow information
Interest paid	$1,925	$881
Supplemental disclosure of non-cash investing and financing activities
Vesting of restricted stock	$3	$717
Reclassification of warrants to additional paid-in capital	$—	$871
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$153,226
Purchase of property and equipment in accounts payable and accrued expenses	$71	$385

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation, and Going Concern

Kaleido Biosciences, Inc. and its wholly owned subsidiaries (the “Company”) is a clinical-stage healthcare company that was incorporated in Delaware on January 27, 2015 and has a principal place of business in Lexington, Massachusetts. The Company was formed to use its differentiated, chemistry-driven approach to leverage the potential of the microbiome to treat disease and improve human health.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies (including ex vivo assays), clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and if applicable, its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to supply sufficient amounts of its Microbiome Metabolic Therapies (“MMTs”) at an acceptable quality level.

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

On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by the Company from the Offering were $33.2 million. On July 1, 2020, 185,000 shares were exercised under the Underwriter’s overallotment option for net proceeds of $1.3 million.

On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions. As of December 31, 2020, there was $46.5 million available under the ATM. In January and February 2021, the Company has sold 309,656 shares of its common stock under the ATM which resulted in aggregate net proceeds of $4.9 million.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”) including the Underwriters’ overallotment option, pursuant to which the Company issued and sold 6,037,500 shares of common stock for net proceeds of $65.3 million.

During the years ended December 31, 2020 and 2019, the Company incurred net losses of $81.6 million and $86.3 million, respectively, and reported cash used in operations totaling $61.5 million and $75.8 million, respectively. As of December 31, 2020, the Company had cash and cash equivalents of $46.2 million. With the net proceeds from the January and February 2021 sale of shares under the ATM and from the 2021 Offering, management believes the Company has sufficient cash and cash equivalents or borrowing capacity to fund operating expenses and capital expenditures into the first quarter of 2022. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash equivalents as of December 31, 2020 consisted only of money market funds. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Collaboration Revenue

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company will assess whether aspects of the arrangement between it and their collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it will account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers, the Company applies the five-step model described below. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company will recognize its allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as other current assets in the Company's balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in other current assets.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive due to the net losses:

	As of December 31,
	2020	2019
Options to purchase common stock	6,978,447	7,235,581
Unvested restricted stock units	316,249	50,000
Unvested restricted common stock	—	1,250
	7,294,696	7,286,831

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s comprehensive net loss equals the reported net loss for all periods presented.

Subsequent events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Accounting Pronouncements Issued and Not Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. The Company will use a modified retrospective approach of adoption for leases. As an emerging growth company, the Company expects to delay adoption until January 1, 2022 and is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects to recognize a significant lease obligation and right to use asset upon adoption.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,410	—	—	$45,410
Total	$45,410	—	—	$45,410

	Fair Value Measurement as of December 31, 2019
	Level 1	Level 2	Level 3
Assets:
Money market funds included within cash and cash equivalents	$25,304	—	—
Total	$25,304	—	—

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

4. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2020	2019
Laboratory equipment	$6,843	$4,526
Office and computer equipment	1,590	1,418
Leasehold improvements	1,910	687
Construction in process	1,612	2,650
Property and equipment – at cost	11,955	9,281
Less accumulated depreciation and amortization	(3,493)	(2,539)
Property and equipment – net	$8,462	$6,742

Depreciation and amortization expense was $1.8 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recorded gross fixed asset disposal of $1.1 million and related accumulated depreciation of $0.9 million.  There were no disposals for the year ended December 31, 2019.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Payroll and benefits	$2,943	$2,426
Consulting service	1,049	230
Legal service	173	171
Research and development	3,010	4,259
Deferred revenue	498	—
Interest	181	—
Capital lease payable – short term	—	68
Other	782	1,207
	$8,636	$8,361

6. Debt Financing

2019 Credit Facility

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

On June 15, 2020, the Company entered into a Second Amendment to Loan and Security Agreement (the “Amendment”). The Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the second tranche of the term loan (the “Term Loan”) is terminated; (ii) amounts available under Tranche 3 of the Term Loan is increased to $12.5 million from the previous $7.5 million availability amount and its availability period is extended through December 15, 2021, subject to future approval by the Agent’s investment committee; (iii) the interest-only period is extended through July 31, 2021; (iv) the interest rate on borrowings is increased by 0.4%, such that the per annum interest rate on outstanding borrowings will be the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%; (v) the variable amount and duration of a minimum cash covenant in the Agreement are amended. The interest rate at December 31, 2020 is 9.35%. The Amendment has been accounted for as a modification and the Company incurred fees of $79,000, which was paid to the lender on the closing date and were recorded as a debt discount, which will be amortized as interest expense using the effective interest method.

Future principal payments under the Credit Agreement as of December 31, 2020 are as follows (in thousands):

2021	3,379
2022	8,686
2023	9,547
2024	888
Total future principal payments	22,500
Less unamortized debt discount	1,491
Total balance	$21,009

7. Commitments and contingencies

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the years ended December 31, 2020 and 2019 was $6.9 million and $4.5 million, respectively.  Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2020 (in thousands):

Year Ending December 31,
2021	6,026
2022	6,207
2023	6,393
2024	6,584
2025	6,782
Thereafter	25,502
$57,494

8. Stockholders’ Equity

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

The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. Awards generally vest over a period up to 4 years and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 2,168,976, has increased on January 1, 2020 and will continue to increase each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. There were 2,923,603 shares available for future issuance at December 31, 2020.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective on February 27, 2019. A total of 180,748 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2020, and will continue to increase each January 1 thereafter, by the lesser of (i) 542,244 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the 2019 ESPP. No shares were issued under the 2019 ESPP in 2019. There were 482,025 shares available for future issuance at December 31, 2020.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

Years Ended December 31,
	2020	2019
Expected volatility	83.5% - 105.5%	66.1% - 84%
Risk-free interest rate	0.15% - 1.41%	1.42% - 2.54%
Expected term (in years)	1.39-6.32	5.50-6.25
Expected dividend yield	—%	—%

Stock Options Activity

A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	7,235,581	$8.21	8.7	$5,075
Granted	1,781,932	7.66
Exercised	(597,416)	4.45
Canceled	(1,441,650)	9.06
Outstanding as of December 31, 2020	6,978,447	$8.19	7.45	$15,565
Options exercisable as of December 31, 2020	3,154,929	7.76	5.84	$9,318
Options vested or expected to vest as of December 31, 2020	6,978,447	8.19	7.45	$15,565

The weighted-average grant date fair value of the options granted during the years ended December 31, 2020 and 2019 was $5.51 and $5.96 per share, respectively.  As of December 31, 2020, there was $19.4 million of unrecognized compensation expense for stock options, which the Company expects to recognize over the weighted-average remaining term of 2.64 years.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Options	Weighted Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2020	50,000	$6.56
Granted	270,753	6.79
Canceled	(4,504)	6.00
Outstanding as of December 31, 2020	316,249	$6.76

As of December 31, 2020, there was $1.4 million of unrecognized compensation expense for the restricted stock units, which the Company expects to recognize over the weighted-average remaining term of 2.24 years.

Stock- Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Year Ended December 31,
	2020	2019
Research and development	$3,820	$3,245
General and administrative	8,864	6,823
	$12,684	$10,068

On July 20, 2020, the Company entered into an amendment to the employment agreement with the former CEO, which amended an existing employment agreement and provided for changes in the term of service and compensation under the agreement. The outstanding options and restricted stock units held by the former CEO were modified to accelerate certain vesting provisions and extended the period of exercisability. As a result, the Company recorded stock-based compensation expense of $1.9 million related to the incremental fair value of the modified awards during the third quarter of 2020.

9. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets.

Significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
Deferred tax assets
Stock-based compensation	$5,484	$3,754
Net operating loss carryforwards	64,939	45,374
Credit carryforwards	7,988	6,519
Intangible assets	164	180
Charitable contributions	1	1
Accrued expenses	1,314	1,125

Total deferred tax assets	79,890	56,953
Valuation allowance	(79,610)	(56,817)

Total net deferred tax assets	280	136

Deferred tax liabilities:
Fixed assets	(280)	(136)

Total net deferred tax liability	(280)	(136)

Total deferred tax assets (liability)	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%
Stock compensation expense	(1.1)	(0.5)
Fair value change in warrant liability	—	0.1
Permanent differences	—	(0.1)
Federal research and development credit	1.2	1.7
State research and development credit	0.6	0.9
State income tax, net of federal benefit	6.0	6.3
Other	—	0.7
Change in valuation allowance	(27.7)	(30.1)

Effective income tax rate	—%	—%

As of December 31, 2020, the Company had net operating loss (NOL) carryforwards for U.S. federal and state tax purposes of $238.5 million and $235 million, respectively. Federal NOLs of $38.8 million, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized and the remaining NOL of $199.7 million, generated after 2018 will be carried forward indefinitely and could be used up to 80% of taxable income of each future tax year. The Commonwealth of Massachusetts does not follow federal on NOL carryforwards and as such the Company’s Massachusetts NOLs of $235 million will expire in at various times starting in 2035. As of December 31, 2020, the Company also has federal research and development tax credit carryforwards of approximately $5.5 million, and state research and development tax credit carryforwards of approximately $3.2 million, which may be available to reduce future tax liabilities, and which expire at various dates through 2040.

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

Accordingly, a full valuation allowance has been established, and the valuation allowance increased $22.8 million and $26.0 million in the years ended December 31, 2020 and 2019, respectively.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2020 and 2019.

10. Revenue

In December 2019, the Company entered into a research collaboration agreement with Janssen’s World Without Disease Accelerator (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to explore the potential for a MMT to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions.

The collaboration includes three milestones of research and development with results of those efforts due to Janssen at end of the milestone at which point Janssen will have 60 days to decide to proceed with the next milestone.

The Company assessed the Janssen collaboration agreement in accordance with ASC 808 and ASC 606 and concluded that the arrangement represents a contract with a customer and is within the scope of ASC 606. The promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation. In addition, the Company concluded the right to proceed with the following milestones does not provide any discounts to Janssen if it decides to proceed with the next milestones. As such, the Company concluded the milestone is not considered to be a material right. Each milestone is considered a separate contract and reflects applicable standalone selling prices.

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company recognizes revenue over the research period and as the performance obligation is satisfied. using total estimated hours to be incurred throughout each milestone. For the year ended December 31, 2020, the Company recognized $1.0 million as collaboration revenue under the agreement. Further, as of December 31, 2020, the Company recorded $498 as deferred revenue within other current liabilities on the Company’s consolidated balance sheets related to the Janssen collaboration agreement. The expected research term of this arrangement is expected to be completed during 2021, and the aggregate consideration is not expected to be material.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 1, 2021.

NAME	AGE	POSITION(S)
Executive Officers
Daniel L. Menichella	61	President, Chief Executive Officer and Director
William Duke, Jr.	48	Chief Financial Officer
Johan van Hylckama Vlieg, Ph.D.	52	Chief Scientific Officer
Jerald Korn	42	General Counsel and Chief Administrative Officer
Non-Employee Directors
Michael Bonney	62	Chairman of the Board of Directors
Bonnie Bassler, Ph.D. (3)	58	Director
Grady Burnett (1)(3)	47	Director
Theo Melas-Kyriazi (1)(2)	61	Director
Jean Mixer (1)(2)	54	Director
Anne Prener, M.D., Ph.D. (3)	63	Director
Anthony G. Quinn, M.D., Ph.D. (2)	59	Director
Geoffrey von Maltzahn, Ph.D.	40	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee

Executive Officers

Daniel L. Menichella has served as our Chief Executive Officer and President and as a Director since October 2020. Prior to becoming Chief Executive Officer, he served as the chief executive officer for CureVac Inc.’s U.S. subsidiary in January 2017 before taking over as CEO of the international company in June 2018. Prior to that, Mr. Menichella was Chief Business Officer at several companies, including Bamboo Therapeutics Inc. from 2015-2016, Applied Genetic Technologies Corporation (AGTC) from 2013-2015 and Zyngenia, Inc. from 2011-2013. Mr. Menichella also led Business Development and Corporate Strategy functions at Talecris Biopharmaceuticals from 2007-2011 and at Merck KGaA from 2002-2007. He earned his Bachelor of Arts from Harvard University and his Master of Business Administration from the University of North Carolina at Chapel Hill. We believe that Mr. Menichella is qualified to serve on our board of directors based on our review of his experience, qualifications, attributes and skills, including experience in operations management and executive leadership.

William Duke, Jr. has served as our Chief Financial Officer since November 2019.  Prior to joining us, Mr. Duke served as the chief financial officer for Pulmatrix, Inc from June 2015 to November 2019. Prior to Pulmatrix, Mr. Duke served as the Chief Financial Officer of Valeritas, Inc. a medical technology company, from January 2014 until June 2015 and from July 2011 until January 2014, he served as Valeritas’ Vice President and Corporate Controller. At Valeritas, Mr. Duke led the controller relationship, financial planning and analysis, investor relations and information technology functions. Prior to joining Valeritas, Mr. Duke was Senior Director, Finance for Genzyme Corporation, a biopharmaceutical company, from January 2010 to July 2011, where he had oversight responsibility for external reporting to the Securities and Exchange Commission, internal management reporting and worldwide financial consolidation. Prior to Genzyme, he was the Director of Finance and Accounting of Haemonetics Corporation, a medical device company, from May 2008 to January 2010 and held various senior financial roles with consulting services and emerging growth organizations. Mr. Duke holds a B.S. in Accounting from Stonehill College and a M.B.A. with a concentration in Finance from Bentley University and is a Certified Public Accountant.

Johan van Hylckama Vlieg, Ph.D. has served as our Chief Scientific Officer since July 2019. Dr. van Hylckama Vlieg has 25 years of experience leading teams and R&D programs in gut microbiology, probiotics and live biotherapeutics, and industrial biotechnology in industry and academia. Most recently, he served as Vice President for Microbiome and Human Health Innovation at Chr. Hansen in Denmark, responsible for new strain development for probiotic and therapeutic application, spanning discovery to clinical development and novel technology platforms. Previously, Dr. van Hylckama Vlieg worked at Danone Research and in several roles at NIZO Food Research. He completed his Ph.D. and post-doc in biochemistry at the University of Groningen in the Netherlands.

Jerald Korn has served as our General Counsel and Corporate Secretary since July 2019 and as General Counsel, Corporate Secretary and Chief Administrative Officer since January 2021. Prior to joining us, Mr. Korn served in various roles at TESARO, Inc. from April 2015 to July 2019, including General Counsel and Chief Administrative Officer, Global Chief Compliance Officer and Deputy General Counsel, and Assistant General Counsel and Compliance Officer.  Prior to TESARO, Mr. Korn served as Associate General Counsel at Cubist Pharmaceuticals, Inc. from August 2013 to March 2015, as Deputy Chief Compliance Officer at Millennium Pharmaceuticals from July 2011 to August 2013 and as Associate General Counsel and Compliance Officer at AMAG Pharmaceuticals, Inc. from August 2008 to July 2011. Prior to AMAG Pharmaceuticals, he was an associate in the law firm of Ropes & Gray LLP.  Mr. Korn holds a bachelor’s degree from Harvard University and J.D. from Boston University School of Law.

Non-Employee Directors

Michael Bonney has served as the Chair of the Board of Directors since October 2020. Mr. Bonney has also served as Managing Director of Sasanoa Advisory Group Enterprises, LLC, a CEO advisory firm, since June 2019.  Previously, Mr. Bonney served as our Chief Executive Officer and Chair of the Board of Directors from June 2017 until August 2018 and as Executive Chair of the Board of Directors from August 2018 until October 2020. Mr. Bonney has also served as Chairman of the board of directors of Magenta Therapeutics, Inc., a biotechnology company, since June 2018, and he previously served as Executive Chairman from November 2016 until June 2018. Prior to that, he served as Partner at Third Rock Ventures, LLC, a venture capital firm, from January 2016 to July 2016. Before joining Third Rock Ventures, LLC, Mr. Bonney served as CEO and Director at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from 2003 until 2015, when it was acquired by Merck. In addition to his role as Chairman of the board of Magenta, Mr. Bonney chairs the board of directors of Alnylam Pharmaceuticals, Inc. Mr. Bonney serves as a board member of Bristol-Myers Squibb, since the acquisition of Celgene in November 2019. Mr. Bonney previously served on the boards of Sarepta Therapeutics, Inc. from December 2017 to March 2020, Syros Therapeutics from June 2018 to March 2020 since June 2018. Global Blood Therapeutics from 2016 to 2017, Revolution Medicines from 2016 to 2017, and NPS Pharmaceuticals, Inc. from 2005 to 2015. He received a B.A. in economics from Bates College. We believe that Mr. Bonney is qualified to serve on our board of directors based on our review of his experience, qualifications, attributes and skills, including his extensive experience in leadership roles at other biotech ventures.

Bonnie L. Bassler, Ph.D. has served as a Director of our company since December 2018. Dr. Bassler currently serves in several roles at Princeton University, including, Chair of the Department of Molecular Biology since 2013, associated faculty member of the Department of Chemistry since 2010, Director for Recruiting and Diversity in the Sciences since 2008, investigator at the Howard Hughes Medical Institute since 2005, professor in the Department of Molecular Biology since 1994 and associate faculty member of the Princeton Environmental Institute since 1996. Previously, Dr. Bassler served as the Director of the Council on Science and Technology at Princeton University from July 2008 to June 2013. Dr. Bassler has served as a board member of Regeneron Pharmaceuticals, Inc. since 2016, a board member of Cidara Therapeutics since 2021, as a Trustee of the Alfred P. Sloan Foundation since 2014, and previously served as a board member of Sanofi from November 2014 to September 2016. Dr. Bassler served as a board member of the American Association for the Advancement of Science from January 2012 to December 2016. She was a member of the National Science Board from January 2010 until May 2016. She received a B.S. in biochemistry from the University of California-Davis and a Ph.D. in biochemistry from John Hopkins University. We believe that Dr. Bassler is qualified to serve on our board of directors based on our review of her experience, qualifications, attributes and skills, including her extensive experience in scientific research roles at elite universities.

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

Theo Melas-Kyriazi has served as a Director for our company since July 2019. Mr. Melas-Kyriazi has served as Chief Financial Officer of Levitronix Technologies Inc. and its predecessor companies since 2006. Levitronix Technologies Inc. manufactures and sells magnetically-levitated pumps primarily to microelectronics and life sciences customers. Mr. Melas-Kyriazi also serves as an Executive Partner at Flagship Pioneering, an innovation enterprise that conceives, creates, resources and grows first-in-category life sciences companies, which he joined in April 2019. Mr. Melas-Kyriazi has served as a board member of Evelo Biosciences, Inc. since 2017 and of Codiak Biosciences, Inc. since 2019. He also served as a director at Valeant Pharmaceuticals International, Inc from 2003 to 2016. From 1986 to 2004, Mr. Melas-Kyriazi served in a variety of management roles at Thermo Fisher Scientific. Mr. Melas-Kyriazi received his M.B.A. from Harvard Business School. We believe Mr. Melas-Kyriazi's extensive financial and business experience in life sciences companies qualifies him to serve on our board of directors.

Jean Mixer has served as a Director of our company since October 2019. Ms. Mixer has more than 25 years of experience in healthcare and 15 years serving on public company boards. She is founder and CEO of mixerconsulting. Ms. Mixer was Chief Digital Transformation Officer and Vice President Strategy, at Boston Children’s Hospital, a Harvard affiliate from 2014 to 2020. Prior to that, she was a partner at the Boston Consulting Group, a global strategy consulting firm where she worked for over a decade. Ms. Mixer has broad experience across the healthcare value chain, including working with executive management and Boards of leading biopharmaceutical, pharmacy/PBMs, medical device and digital health companies, and as well as providers and payers. She began her career at J.P. Morgan in New York. Ms. Mixer previously served on the Board of Directors of NxStage Medical, Inc. from 2012 to 2019, when it was acquired for $2 billion. She received a master’s degree in Management from the Kellogg School of Management, Northwestern University. We believe Ms. Mixer’s extensive experience with respect to strategy, mergers and acquisitions, finance, leadership, and governance qualifies her to serve on our board of directors.

Anne Prener, M.D., Ph.D. has served as a Director of our company since April 2020. Dr. Prener is currently a Venture Partner at SV Health Investors since September of 2020 and President and CEO of Imbria Pharmaceuticals since July 2020. Dr. Prener has more than 25 years of leadership experience within life sciences companies and served as CEO and Director of Freeline Ltd. from July of 2017 to June of 2019. Dr. Prener has led companies and teams across several therapeutic areas, including a focus on rare diseases. Prior to joining Freeline, she served as CEO of Gyroscope Therapeutics Ltd., a gene therapy company focused on eye diseases, from August 2016 to July 2020. Before that, Dr. Prener was Global Therapeutic Area Head of Hematology and Vice President, Clinical Research Hematology at Baxalta from October 2014 to July 2016. Earlier in her career, Dr. Prener held several positions of increasing responsibility at Novo Nordisk, most recently serving as Senior Vice President, Hemophilia R&D Portfolio, where she was instrumental in building a portfolio of late stage and commercial hemophilia products. Dr. Prener serves on the Boards of Directors of Renovacor, Inc. since January of 2020, Rubius Therapeutics, Inc. since December 2019 and Galecto, Inc. since January of 2021.  Dr. Prener previously served as a director of Gyroscope Therapeutics Ltd. from July 2017 to March 2020 and of Cellinta Ltd. from March 2020 to June 2020. She holds a Ph.D. in epidemiology and an M.D., both from the University of Copenhagen. We believe Dr. Prener is qualified to serve on our board of directors because of her medical and clinical experience in the biopharmaceutical industry, including the scaling of companies from preclinical stage to fully integrated biotechnology organizations.

Anthony G. Quinn, M.D., Ph.D. has served as a Director for our company since February 2016. Currently Dr. Quinn is President and Chief Executive Officer of Aeglea BioTherapeutics, Inc., a biotechnology company where he has served on the Board of Directors since April 2015, as CEO since July 2018 and as interim CEO from July 2017 to July 2018. Prior to that, from October 2015 to July 2017 he worked as a private consultant for IDBioPharm Consulting LLC, a consulting firm. From August 2009 to June 2015, Dr. Quinn served as Head of Research & Development and Chief Medical Officer for Synageva BioPharma Corp., a publicly traded biopharmaceutical company that was acquired by Alexion Pharmaceuticals, Inc. in June 2015. Following the acquisition, Dr. Quinn worked for Alexion Pharmaceuticals, Inc., a pharmaceutical company, from June 2015 to September 2015. Dr. Quinn received his BMSc. in general pathology and his MB ChB (M.D.) from the University of Dundee, U.K. and his Ph.D. in cancer research from the University of Newcastle in Tyne, U.K. He completed a postdoctoral fellowship at University of California, San Francisco before being appointed Professor of Dermatology at Barts & The London School of Medicine, U.K. He is a fellow of the Royal College of Physicians London. He has also served as a member of the board of directors for Generation Bio since December 2017. We believe Dr. Quinn is qualified to serve on our board of directors because of his medical and clinical experience in the biopharmaceutical industry, including the development of therapeutics for rare diseases.

Geoffrey von Maltzahn, Ph.D. has served as a Director for our company since August 2015, and also acts as an advisor on new innovation opportunities for our product platform, technology and approach to targeting the microbiome organ. He is a General Partner at Flagship Pioneering focused on company origination and has been with Flagship since 2009. Dr. von Maltzahn was founder of our company and served as our Chief Executive Officer from January 2015 to June 2017 and as Chief Innovation Officer from June 2017 to September 2018. Dr. von Maltzahn also serves as the Chief Innovation Officer of Indigo Agriculture, Inc., an agriculture biotechnology company he co-founded in 2013 as part of Flagship Pioneering’s Flagship Labs innovation foundry. Dr. von Maltzahn was also a member of the Flagship Pioneering founding team for Seres Therapeutics, Inc. in 2010, and he subsequently served as Chief Technology Officer at Seres in 2012. Prior to working on Seres, Dr. von Maltzahn worked on the Flagship Pioneering founding team for Axcella Health, Inc., a biotechnology company, in 2009, and he served as Vice President of Discovery at Axcella from 2009 until 2013. Dr. von Maltzahn Dr. von Maltzahn has been a member of the Board of Directors of Sana Biotechnology since 2018.  He was awarded a Ph.D. in biomedical engineering and medical physics from MIT, a M.S. in bioengineering from the University of California, San Diego, and an S.B. in chemical engineering from MIT. We believe that Dr. von Maltzahn’s significant experience co-founding and leading numerous biotechnology companies makes him qualified to serve on our board of directors.

Staggered board

In accordance with the terms of our amended and restated certificate of incorporation and amended and restated by-laws, our board of directors is divided into three staggered classes of directors and each director is assigned to one of the three classes. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in the years 2021 for Class II directors, 2022 for Class III directors and 2023 for Class I directors.

•	Our Class I directors are Michael Bonney, Bonnie L. Bassler and Geoffrey von Maltzahn;
•	Our Class II directors are Daniel L. Menichella, Jean Mixer and Anthony Quinn; and
•	Our Class III directors are Grady Burnett, Theo Melas-Kyriazi and Anne Prener.

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

Audit Committee

Our audit committee consists of Theo Melas-Kyriazi, Jean Mixer and Grady Burnett and is chaired by Theo Melas-Kyriazi. Our board of directors has determined that all members of our audit committee meet the requirements for independence and financial literacy for audit committee member under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has designated each of Theo Melas-Kyriazi, Grady Burnett, and Jean Mixer as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our fiscal year ended December 31, 2020 our next two most highly compensated executive officers in respect of their service to our company for our fiscal year ended December 31, 2020 and a former executive officer who was one of the highest compensated individuals for 2020. We refer to these individuals as our named executive officers. Our named executive officers are:

•	Daniel L. Menichella, our President and Chief Executive Officer
•	Katharine Knobil, M.D., our Chief Medical Officer and Head of Research & Development.
•	William Duke, Jr., our Chief Financial Officer; and
•	Alison Lawton, our former President and Chief Executive Officer

Our executive compensation program has reflected our growth and development-oriented corporate culture. Compensation of our named executive officers has primarily consisted of a combination of base salary, bonuses and long-term incentive compensation. Our named executive officers, like all of our full-time employees, are eligible to participate in our health and welfare benefit plans. We currently evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require and review executive compensation annually with input from a compensation consultant. As part of this review process, our board of directors and the compensation committee apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We also review whether we are meeting our retention objectives and the potential cost of replacing key employees. We receive input from an outside compensation consultant with respect to compensation paid to our named executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our fiscal years ended December 31, 2020 and 2019 as well as for our former President and Chief Executive Officer who would have been one of our most highly compensated executive officers. On February 19, 2019, we effected a reverse stock split of shares of our common stock at a ratio of one-for-two, pursuant to an amendment to our amended and restated certificate of incorporation approved by our board of directors and stockholders. All issued and outstanding common shares and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Name and Principal Positions	Year	Salary ($)		Cash Bonus ($)	Option awards ($) (1)	Non-Equity Incentive Plan Compensation $ (2)	All Other Compensation ($)		Total ($)
Daniel Menichella	2020	$118,731	(3)	$—	3,777,318	$49,044	$1,734	(4)	$3,946,827
President and Chief Executive Officer (Principal Executive Officer)	2019	—		—	—	—	—		—
William Duke, Jr.	2020	420,000		100,000	527,067	142,800	10,069	(5)	1,199,936
Chief Financial Officer (Principal Executive Officer)	2019	44,692	(6)	—	1,675,995	—	277	(7)	1,720,964
Katharine Knobil, M.D. (8)	2020	450,000		75,668	805,820	157,590	12,524	(9)	1,501,602
CMO & Head of R&D	2019	450,000		200,000	583,729	170,252	47,783	(10)	1,451,763
Alison Lawton	2020	515,000		—	351,745	257,500	11,323	(11)	1,135,568
President and Chief Executive Officer (former Principal Executive Officer) (12)	2019	500,000		250,000	2,101,475	276,563	11,196	(13)	3,139,234

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

(2)

The amounts reported represent cash incentive compensation based upon the Board’s assessment of the achievement of company and individual performance objectives for the year indicated. Cash incentive compensation for the year ended December 31, 2020, made in February 2021.

(3)	Mr. Menichella commenced employment with us in October 2020. His annual base salary for 2020 was $540,000.
(4)

The amount reported represents $683 for matching contributions made in February 2021 by the Company under its 401(k) plan, $100 in long-term disability insurance premiums, $742 in group term life insurance premiums in excess of statutory limits and $209 Massachusetts Paid Family and Medical Leave Act.

(5)

The amount reported represents $8,000 for matching contributions made in February 2021 by the Company under its 401(k) plan, $360 in long-term disability insurance premiums, $1,188 in group term life insurance premiums in excess of statutory limits, and $521 Massachusetts Paid Family and Medical Leave Act.

(6)	Mr. Duke commenced employment with us in November 2019. His annual base salary for 2019 was $420,000.
(7)

The amount reported represents $40 in long-term disability insurance premiums, $68 in group term life insurance premiums in excess of statutory limits, and $169 Massachusetts Paid Family and Medical Leave Act.

(8)   Ms. Knobil resigned from her employment effective at the end of January 2021.

(9)

The amount reported represents $8,000 for matching contributions made in February 2021 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums, $2,322 in group term life insurance premiums in excess of statutory limits, $521 Massachusetts Paid Family and Medical Leave Act, and $1,201 in commuting expense reimbursements.

(10)

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

(11)

The amount reported represents $8,000 for matching contributions made in February 2021 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums, $2,322 in group term life insurance premiums in excess of statutory limits, and $521 Massachusetts Paid Family and Medical Leave Act.

(12)

Ms. Lawton ceased to be an officer of the Company upon her resignation in July 2020.  Ms. Lawton continued to serve in the role of special advisor to the Office of the CEO until December 31, 2020 pursuant to an amendment to the Employment Agreement she entered into with us upon her resignation.  Pursuant to such agreement, her base salary payments were extended through her resignation date of December 31, 2020 and outstanding equity awards continue to vest through June 30, 2021, with no additional compensation during this period.

(13)

The amount reported represents $8,000 for matching contributions made in February 2020 by the Company under its 401(k) plan, $320 in long-term disability insurance premiums, $2,322 in group term life insurance premiums in excess of statutory limits, and $554 Massachusetts Paid Family and Medical Leave Act.

Narrative to the Summary Compensation Table

Base Salary

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our board of directors taking into account each individual’s role, responsibilities, skills and experience.

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

We initially reserved 2,168,976 shares of our common stock for the issuance of awards under the 2019 Plan, or the Initial Limit. The 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee, or the Annual Increase. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

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

2015 Stock Incentive Plan

Our 2015 Plan was approved and adopted by our board of directors on July 14, 2015 and approved by our stockholders on July 14, 2015. Under the 2015 Plan we initially reserved for issuance an aggregate of 1,000,000 shares of our common stock, and most recently increased the shares reserved and available for issuance to 8,395,974 shares of our common stock on December 4, 2018. The number of shares of common stock reserved for issuance under the 2015 Plan is subject to adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in our capitalization.

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

If implemented, we will make one or more offerings each year to our employees to purchase shares under the 2019 ESPP. Offerings will usually begin on each May 1 and November 1 and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 business days before the relevant offering date.

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

Senior Executive Cash Incentive Bonus Plan

In October 2018, our board of directors adopted the Senior Executive Cash Incentive Bonus Plan, or the SECIBP, Plan, but it has not yet been implemented.  The SECIBP provides for cash bonus payments based upon the attainment of performance targets established by our compensation committee. The payment targets are related to financial and operational measures or objectives with respect to our company, or Corporate Performance Goals, as well as individual performance objectives. Our compensation committee may select Corporate Performance Goals from among an enumerated list of corporate performance metrics.

Each executive officer who is selected to participate in the SECIBP will have a target bonus opportunity set for each performance period. The bonus formulas will be adopted in each performance period by the compensation committee and communicated to each executive. The SECIBP also permits the compensation committee to approve additional bonuses to executive officers in its sole discretion.

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

Daniel L. Menichella

On September 29, 2020, we entered into an employment agreement with Mr. Menichella, or the Menichella Employment Agreement. Pursuant to the terms of the Menichella Employment Agreement, Mr. Menichella serves as our Chief Executive Officer and President on an at-will basis. Mr. Menichella’s Employment Agreement provides him with a base salary, which is subject to periodic review and adjustment by our board of directors, and eligibility to receive cash incentive compensation as determined by our board of directors or compensation committee from time to time. Mr. Menichella’s current base salary is $540,000, and Mr. Menichella is eligible for an annual performance bonus currently targeted at 50% of his base salary. Mr. Menichella is also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.

In the event that Mr. Menichella is terminated by the Company without cause or resigns for good reason, Mr. Menichella will be entitled to (i) cash severance payments in an amount equal to twelve months of Mr. Menichella’s salary existing at the time of his termination plus an amount equal to the incentive compensation paid to Mr. Menichella during the fiscal year prior to his termination, payable in equal installments on the Company’s normal payroll cycle, provided that Mr. Menichella does not breach certain restrictive covenants set forth in his employment agreement; (ii) an extension of the period during which Mr. Menichella can exercise any of his vested options to purchase stock in the Company until the first anniversary of his termination; and (iii) reimbursement of COBRA premiums for health benefit coverage for him and his immediate family in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Menichella had he remained employed with the Company for up to twelve months following the date of termination.

In the event that Mr. Menichella is terminated without cause or resigns for good reason within fifteen months following a “change in control” (as defined in the Employment Agreement), Mr. Menichella will be entitled to (i) cash severance payments in an amount equal to 1.5 times the sum of (x) twelve months of Mr. Menichella’s salary existing at the time of his termination, plus (y) his target annual bonus for the year of termination, payable in equal installments on the Company’s normal payroll cycle; (ii) reimbursement of COBRA premiums for health benefit coverage for him and his immediate family in an amount equal to the monthly employer contribution that the Company would have made to provide health insurance to Mr. Menichella had he remained employed with the Company for up to eighteen months following the date of termination; and (iii) the acceleration of vesting of all unvested equity awards held by Mr. Menichella immediately prior to such termination.

Alison Lawton

On January 24, 2019, we entered into an employment agreement with Ms. Lawton, or the Lawton Employment Agreement. Pursuant to the terms of the Lawton Employment Agreement, Ms. Lawton served as our Chief Executive Officer and President on an at-will basis. Ms. Lawton’s Employment Agreement provided her with a base salary, subject to periodic review and adjustment by our board of directors, and eligibility to receive cash incentive compensation as determined by our board of directors or compensation committee from time to time. Ms. Lawton was also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.

On July 20, 2020, we agreed with Ms. Lawton to amend the Lawton Employment Agreement. The Amendment (i) updated the “Position and Duties” disclosure to include the role of special advisor in the Office of the CEO from July 20, 2020 through the Resignation Effective Date; (ii) added a “Resignation Effective Date” provision effective December 31, 2020; (iii)  revised the base salary term to extend salary payments through the Employee’s Resignation Effective Date; (iv) updated the “Incentive Compensation” disclosure to account for a short-term incentive payment for the 2020 calendar year equal to 50% of Ms. Lawton’s base salary payable when 2020 bonuses are paid to other executives of the Company;  and  (vi) amended the “Equity” provisions to allow for the following: (a) the 46,325 RSUs granted to Ms. Lawton on February 28, 2020 (with a market price at time of grant equal to $5.97) accelerated and vested effective on the Resignation Effective Date, (b) any options to purchase Common Stock in the Company that otherwise would have vested on or prior to June 30, 2021 had Ms. Lawton continued her employment through June 30, 2021, accelerated and vested effective on the Resignation Effective Date, and (c) the period during which Ms. Lawton can exercise any of her vested options to purchase Common Stock in the Company was extended until December 31, 2022. All other provisions in the Lawton Employment Agreement were unchanged and remained in full force and effect.

Other Employment Agreements with Executive Officers

In addition to the Lawton Agreement, we have also entered into employment agreements with each of our other executive officers, Dr. Katherine Knobil and Messrs. William Duke, Jr., Johan van Hylckama Vlieg and Jerald Korn.  We refer to these agreements collectively as the Executive Employments Agreements.

The current base salaries and discretionary cash incentive bonus amounts for the executives under the Executive Employment Agreements are as follows:

Executive	Title	Base Salary	Target Incentive Discretionary Bonus (%)
Katharine Knobil, M.D.	Chief Medical Officer and Head of Research and Development	$463,500	40%
William Duke, Jr.	Chief Financial Officer	432,600	40%
Johan van Hylckama Vlieg	Chief Scientific Officer	394,936	40%
Jerald Korn	General Counsel	412,917	40%

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

Each of the Menichella Employment Agreement and the Executive Employment Agreements also contains a Section 280G better-off cutback provision, which provides that, in the event that the payments or benefits provided to the named executive officer pursuant to his or her employment agreement or otherwise constitute parachute payments with the meaning of Section 280G of the Code, the payments or benefits to such executive will either be delivered in full or reduced to the extent necessary to avoid an excise tax under Section 4999 of the Code, whichever would result in the executive receiving the largest amount of payments or benefits on an after-tax basis. None of the employment agreements with our named executive officers requires us to provide any tax gross-up payments.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2020.

	OPTION AWARDS							STOCK AWARDS
NAME	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units Of Stock That Have Not Vested (#)		Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested ($)
Daniel Menichella, President and Chief Executive Officer (Principal Executive Officer)	600,000		600,000	(2)	—	8.69	10/14/2030	—		—	—	—
Katharine Knobil, CMO & Head of R&D	230,500	(3)	230,500	(3)	—	17.40	12/3/2028	—		—	—	—
	31,250	(4)	93,750	(4)	—	6.56	11/14/2029	—		—	—	—
	—		67,500	(5)	—	6.00	4/14/2030	—		—	—	—
	—		67,500	(6)	—	8.69	10/14/2020	—		—	—	—
	—		—		—	—	—	28,343	(7)	257,921	—	—
											—	—
William Duke, Jr, Chief Financial Officer (Principal Accounting Officer)	67,500	(7)	270,000	(8)	—	8.71	11/28/2029	—		—	—	—
	—		50,000	(9)	—	6.00	4/14/2030	—		—	—	—
	—		50,000	(10)	—	8.69	10/14/2030	—		—	—	—
Alison Lawton, former President and Chief Executive Officer	121,563	(11)	—		—	2.22	12/31/2022	—		—	—	—
	562,341	(11)	—		—	10.28	12/31/2022	—		—	—	—
	84,375	(11)	—		—	15.00	12/31/2022	—		—	—	—
	56,250	(11)	—		—	6.56	12/31/2022	—		—	—	—
	29,625	(11)	—		—	6.0	12/31/2022	—		—	—	—

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

(2)	The shares underlying this option vest 25% on October 15, 2021, then in 12 equal quarterly installments thereafter.
(3)	The shares underlying this option vest 25% on December 3, 2019, then in 12 equal quarterly installments thereafter.
(4)	The shares underlying this option vest 25% on November 15, 2020, then in 12 equal quarterly installments thereafter.

(5) The shares underlying this option vest 25% on April 15, 2021, then in 12 equal quarterly installments thereafter.

(6) The shares underlying this option vest 25% on October 15, 2021, then in 12 equal quarterly installments thereafter.

(7) The shares underlying this restricted stock unit shall fully vest effective April 15, 2021, pursuant to Dr. Knobil’s consulting agreement.

(8) The shares underlying this option vest 25% on November 28, 2020, then in 12 equal quarterly installments thereafter.

(9) The shares underlying this option vest 25% on April 15, 2021, then in 12 equal quarterly installments thereafter.

(10) The shares underlying this option vest 25% on October 15, 2021, then in 12 equal quarterly installments thereafter.

(11) The shares underlying this option are fully vested and, pursuant to Ms. Lawton’s consulting agreement, are available for exercise until December 31, 2022.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2020. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any additional equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2020. We reimburse non-employee members of our board of directors for reasonable travel and out-of-pocket expenses incurred in attending meetings of our board of directors and committees of our board of directors. We also do not, and do not expect to, provide separate compensation to our directors who are also our employees, such as Mr. Menichella, our Chief Executive Officer and President. Mr. Menichella’s compensation as our principal executive officer in 2020 is reported above in the Summary Compensation Table.

Director Compensation Table

NAME	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Michael Bonney	$—	$—	$111,450	$—	$—	$111,450
Bonnie Bassler, Ph.D.	—	—	111,450	—	—	111,450
Grady Burnett	—	—	111,450	—	—	111,450
Theo Melas-Kyriazi	—	—	111,450	—	—	111,450
Jean Mixer	—	—	111,450	—	—	111,450
Anne Prener, M.D., Ph.D.	—	—	267,750	—	—	267,750
Anthony G. Quinn, M.D. Ph.D.	—	—	111,450	—	—	111,450
Geoffrey von Maltzahn, Ph.D.	—	—	111,450	—	—	111,450

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2020 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718.

Non-Employee Director Compensation Policy

Our board of directors has adopted a non-employee director compensation policy, that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee will be paid cash compensation, as set forth below:

	Member Annual Fee ($)	Chairman Additional Annual Fee ($)
Board of Directors	$35,000	$30,000
Audit Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	4,000

Such base compensation is paid on a quarterly basis in arrears. Due to the pandemic, the board of directors unanimously voted to decline compensation for fiscal year 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had two equity compensation plans, our 2019 Plan and our 2019 ESPP, each of which was approved by our board of directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,248,371	$8.19	3,405,628
Equity compensation plans not approved by stockholders	—	—	—
Total	7,248,371	$8.19	3,405,628

As described above under "Item 11. Executive Compensation," in connection with our initial public offering, our board of directors and stockholders approved two new equity compensation plans, the 2019 Plan and the 2019 ESPP. The 2019 Plan and 2019 ESPP became effective on February 27, 2019, however the 2019 ESPP has not yet been implemented.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of February 26, 2021 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of December 31, 2020. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Kaleido Biosciences, Inc., 65 Hayden Avenue, Lexington, MA 02421.

The percentage of beneficial ownership in the table below is based on 42,466,791 shares of common stock deemed to be outstanding as of February 26, 2021.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Shareholders
Flagship Pioneering Funds (1)	19,575,710	46%
FMR LCC (2)	2,386,907	6%
Directors, Named Executive Officers and Other Executive Officer
Daniel L. Menichella	20,000	*
Katharine Knobil, M.D. (3)	269,563	*
William Duke, Jr. (4)	84,375	*
Jerald Korn (5)	90,938	*
Michael Bonney (6)	2,282,429	5%
Bonnie Bassler, Ph.D. (7)	25,000	*
Grady Burnett (8)	28,125	*
Theo Melas-Kyriazi (9)	64,510	*
Jean Mixer (10)	32,542	*
Anne Prener, M.D., Ph.D.	—	—%
Anthony G. Quinn, M.D.,Ph.D. (11)	62,853	*
Geoffrey von Maltzahn, Ph.D. (12)	342,366	*
All executive officers and directors as a group (12 persons)	3,302,701	8%

*	Less than one percent.
(1)

Consists of (a) 2,982,639 shares of common stock held by Flagship Ventures Opportunities Fund I LP, (b) 6,560,523 shares of common stock held by Nutritional Health Disruptive Innovation Fund LP, (c) 2,500,000 shares of common stock held by Flagship VentureLabs V, LLC, (d) 216,451 shares of common stock held by Flagship Ventures Fund 2007 LP, (e) 1,685,444 shares of common stock held by Flagship Ventures Fund IV, LP, (f) 2,560,096 shares of common stock held by Flagship Ventures Fund V, LP, (g) 639,360 shares of common stock held by Nutritional Health Side Fund, LP, (h) 738,333, shares of common stock held by Nutritional Health LTD Fund, L.P., (i) 42,865 shares of common stock held by VenturesLabs IV, LLC, and (g) 1,649,999 shares of common stock held by Cadena LLC.

(2)

The information in the table above concerning the number of shares beneficially owned by FMR LLC was obtained from a Schedule 13G filed with the SEC by FMR LLC on February 7, 2020 reporting beneficial ownership at February 6, 2020.

(3)	Consists of 269,563 shares of common stock underlying options exercisable within 60 days of December 31, 2020.
(4)	Consists of 84,375 shares of common stock underlying options exercisable within 60 days of December 31, 2020.
(5)	Consists of 90,938 shares of common stock underlying options exercisable within 60 days of December 31, 2020.
(6)

Consists of (i) 1,354,676 shares of common stock held directly by Mr. Bonney, (ii) 702,753 shares of common stock underlying options exercisable within 60 days of December 31, 2020 and (iii) 225,000 shares held in the Michael and Alison Bonney 2016 Irrevocable Trust, which has an independent trustee. Michael Bonney is a holder of 5% or more of our capital stock.

(7)	Consists of 25,000 shares of common stock underlying options exercisable within 60 days of December 31, 2020.
(8)	Consists of 28,125 shares of common stock underlying options exercisable within 60 days of December 31, 2020.

(9) Consists of (i) 33,333 shares of common stock held directly by Mr. Melas-Kyriazi and (ii) 31,177 shares of common stock underlying options exercisable within 60 days of December 31, 2020.

(10) Consists of 32,542 shares of common stock underlying options exercisable within 60 days of December 31, 2020.

(11) Consists of 31,603 shares of common stock held directly by Dr. Quinn and (ii) 31,250 shares of common stock underlying options exercisable within 60 days of December 31, 2020.

(12) Consists of 342,466 shares of common stock held directly by Dr. von Maltzahn.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2019 through the year ended December 31, 2020, to which we were or will be a party, in which the amount involved in the transaction exceeds, or will exceed, the lesser of $120,000 or one percent of our total assets at December 31, 2020 and December 31, 2019.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

The Company noted that there were no transactions for the twelve months ended December 31, 2020 and 2019.

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

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price ($)
Flagship Pioneering Funds (1)	933,333	$13,999,995
Michael Bonney	71,250	1,072,800

(1)	Flagship Pioneering Funds consists of Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

Participation in Public Offerings

Certain of our directors, executive officers and our 5% stockholders purchased shares of our common stock in underwritten public offerings of common stock at the public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

June 1, 2020 Public Offering

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price ($)
Flagship Pioneering Funds (1)	2,000,000	$15,000,000
Theo Melas-Kyriazi	33,333	249,998

(1)	Flagship Pioneering Funds consists of Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

February 3, 2021 Public Offering

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price ($)
Flagship Pioneering Funds (1)	215,000	$2,472,500
Daniel L. Menichella	20,000	230,000

(1)	Flagship Pioneering Funds consists of Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

Amended and Restated Investors’ Rights Agreement

We are a party to an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, dated as of February 21, 2018, with certain holders of our previously outstanding preferred stock, including certain of our 5% stockholders and their affiliates and entities affiliated with certain of our officers and directors. The Investors’ Rights Agreement provides certain of these holders with the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

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

Audit Committee

As of February 26, 2021, our audit committee consists of Theo Melas-Kyriazi, Jean Mixer and Grady Burnett and is chaired by Theo Melas-Kyriazi. Our board of directors has determined that each member of the committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each of the committee members has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated each of Theo Melas-Kyriazi, Grady Burnett, and Jean Mixer as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The functions of the audit committee include:

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

The audit committee held 4 meetings during 2020. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of February 26, 2021, our compensation committee consists of Jean Mixer, Theo Melas-Kyriazi and Anthony Quinn, M.D., Ph.D., and is chaired by and Anthony Quinn, M.D., Ph.D.  Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rule. The functions of the compensation committee include:

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

The compensation committee held 6 meetings during 2020. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of February 26, 2021, our nominating and corporate governance committee consists of Bonnie L. Bassler, Grady Burnett, and Anne Prener, M.D., Ph.D and is chaired by Bonnie L. Bassler. The functions of the nominating and corporate governance committee include:

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

The nominating and corporate committee held 1 meeting during 2020. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at https://investors.kaleido.com/corporate-

governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

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

Director Affiliations

Some of our directors are affiliated with and serve on the board of directors as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below:

Name	Principal Stockholder
Geoffrey von Maltzahn, Ph.D.	Flagship Pioneering Funds (1)
Theo Melas-Kyriazi	Flagship Pioneering Funds (1)

(1)

Flagship Pioneering Funds consists of Flagship Ventures Fund IV, L.P., Flagship Ventures Fund V, L.P., Nutritional Health Disruptive Innovation Fund, L.P., and Flagship Ventures Opportunities Fund I, L.P.

Item 14. Principal Accounting Fees and Services

The Audit Committee had selected Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm for the fiscal year ended December 31, 2020. In addition to retaining Deloitte to audit our consolidated financial statements for fiscal 2020, we engaged the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by Deloitte in connection with services rendered during the last two fiscal years.

	For the Year Ended December 31,
	2020	2019
Audit fees	$536,287	$357,419
Audit-related fees	—	133,778
Tax fees	—	—
Other fees	1,895	1,895
	$538,182	$493,092

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

In fiscal 2020 and 2019, no services other than those discussed above were provided by Deloitte.

The Audit Committee has adopted a policy requiring pre-approval of all audit and non-audit related services to be performed by the Company’s independent auditor regardless of amount. These services may include audit services, audit-related services, tax services and other related services. Deloitte and management are required to periodically report to the Audit Committee regarding the extent of services provided by Deloitte in accordance with this pre-

approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected Deloitte as the Company’s independent registered public accounting firm for 2020. This selection was subsequently approved by the board of directors. The Audit Committee has reviewed and discussed with management and with Deloitte the Company’s audited consolidated financial statements for the year ended December 31, 2020. In addition, the Audit Committee has discussed with Deloitte the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with Deloitte its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements. The Audit Committee has evaluated and concluded the non-audit services provided by Deloitte to the Company do not impair Deloitte’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our board of directors that the audited consolidated financial statements for the year ended December 31, 2020 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

3.3

Amendment to Amended and Restated By-laws of the Registrant, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on May 8, 2020).

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

10.9#

Employment Agreement between the Registrant and Alison Lawton, dated January 24, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019), as amended by Amendment to Employment Agreement between Registrant and Alison Lawton, dated July 20, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 001-38822) filed on July 23, 2020.

10.10#

Employment Agreement between the Registrant and Katharine Knobil, M.D., dated January 24, 2019 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-229204) filed on February 19, 2019).

10.11

Employment Agreement between the Registrant and William Duke, Jr., dated December 2, 2019 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38822) filed on March 2, 2020).

10.12#

Employment Agreement between the Registrant and Daniel Menichella, dated September 30, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on October 1, 2020).

10.13

Lease Agreement by and between HCP/King Hayden Campus LLC and the Registrant, dated March 19, 2018 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

10.14

Lease Agreement by and between DIV Bedford, LLC and the Registrant, dated May 15, 2017 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-229204) filed on January 11, 2019).

10.15

Credit Agreement, dated December 31, 2019, by and among Kaleido Biosciences, Inc., Cadena Bio, Inc., and Hercules Capital (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on January 3, 2020), as amended by that certain First Amendment to Loan and Security Agreement, dated as of April 10, 2020, and further amended by Second Amendment to Loan and Security Agreement, dated as of June 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on June 18, 2020).

21.1*	Subsidiaries of the Registrant

23.1 *	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(1) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(1) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

KALEIDO BIOSCIENCES, INC.
By:	/s/ Daniel L. Menichella
Daniel L. Menichella
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel L. Menichella Daniel L. Menichella	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2021

/s/ William Duke, Jr. William Duke, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2021

/s/ Michael Bonney Michael Bonney	Executive Chair	March 3, 2021

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	March 3, 2021

/s/Bonnie Bassler Bonnie Bassler, Ph.D.	Director	March 3, 2021

/s/ Grady Burnett Grady Burnett	Director	March 3, 2021

/s/ Jean Mixer Jean Mixer	Director	March 3, 2021

/s/Anthony G. Quinn Anthony G. Quinn, M.D., Ph.D.	Director	March 3, 2021

/s/ Geoffrey von Maltzahn Geoffrey von Maltzahn, Ph.D.	Director	March 3, 2021
/s/ Anne Prener Anne Prener, M.D., Ph.D.	Director	March 3, 2021