Form 10-Q
period 2021-03-31
Kaleido Biosciences, Inc.
filed 2021-05-04
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 42,518,653 shares of registrant’s common shares outstanding.

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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$92,362	$46,222
Prepaid expenses and other current assets	2,670	2,499
Total current assets	95,032	48,721
Property and equipment, net	7,833	8,462
Restricted cash	2,161	2,161
Total assets	$105,026	$59,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,412	$5,389
Accrued expenses and other current liabilities	5,702	8,636
Current term debt, net of unamortized debt discount	4,759	2,634
Total current liabilities	12,873	16,659
Long term debt, net of unamortized debt discount	16,433	18,375
Other liabilities	3,946	3,814
Total liabilities	33,252	38,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 42,483,171 and 36,022,811 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	42	36
Additional paid-in capital	368,953	294,639
Accumulated deficit	(297,221)	(274,179)
Total stockholders' equity	71,774	20,496
Total liabilities and stockholders’ equity	$105,026	$59,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue	$297	$—
Operating expenses:
Research and development	17,185	13,137
General and administrative	5,460	5,917
Total operating expenses	22,645	19,054
Loss from operations	(22,348)	(19,054)
Other (expense) income:
Interest income	21	193
Interest expense	(709)	(688)
Other expense	(6)	(2)
Total other (expense) income, net	(694)	(497)
Net loss	$(23,042)	$(19,551)
Net loss per share —basic and diluted	$(0.58)	$(0.64)
Weighted-average common shares outstanding —basic and diluted	39,692,582	30,333,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2021	36,022,811	$36	$294,639	$(274,179)	20,496
Issuance of common stock, net of issuance costs $4,512	6,347,156	6	69,919	—	69,925
Exercise of stock options	63,331	—	352	—	352
Stock-based compensation	—	—	4,229	—	4,229
Common stock issued upon vesting of restricted stock units, net of 21,452 shares withheld for employee taxes	49,873	—	(186)	—	(186)
Net loss	—	—	—	(23,042)	(23,042)
Balance at March 31, 2021	42,483,171	$42	$368,953	$(297,221)	$71,774

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Exercise of stock options	334,444	—	1,561	—	1,561
Stock-based compensation	—	—	2,725	—	2,725
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(19,551)	(19,551)
Balance at March 31, 2020	30,463,540	$30	$245,701	$(212,110)	$33,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(23,042)	$(19,551)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	577	369
Stock-based compensation	4,229	2,725
Amortization of debt discount	183	173
Non-cash interest expense	181	173
Loss on disposal of fixed assets	10	—
Changes in:
Prepaid expenses and other assets	(173)	(1,627)
Accounts payable	(2,977)	(792)
Accrued expense and other liabilities	(2,962)	631
Net cash used in operating activities	(23,974)	(17,899)
Investing activities:
Purchase of property and equipment	(30)	(1,075)
Net cash and restricted cash used in investing activities	(30)	(1,075)
Financing activities:
Proceeds from exercise of stock options	352	1,561
Payments related to capital lease	—	(22)
Issuance of common stock, net of issuance costs	69,978	—
Net settlement of vested restricted stock units to fund related employee statutory tax withholdings	(186)	—
Net cash provided by financing activities	70,144	1,539
Net (decrease) increase in cash, cash equivalents, and restricted cash	46,140	(17,435)
Cash, cash equivalents, and restricted cash, beginning of period	48,383	73,526
Cash, cash equivalents, and restricted cash, end of period	$94,523	$56,091
Supplemental cash flow information
Interest paid	$526	$342
Supplemental disclosure of non-cash investing and financing activities
Issuance costs in accounts payable and accrued expenses	$53	$—
Vesting of restricted stock	$—	$3

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

On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by the Company from the Offering were $33,182. On July 1, 2020, 185,000 shares were exercised under the Underwriters’ overallotment option for net proceeds of $1,260.

On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3,432 after payment of related commissions. During the quarter ended March 31, 2021, the Company sold 309,656 shares of its common stock which resulted in aggregate net proceeds of $4,860. As of March 31, 2021, there was $41,451 available under the ATM.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”), pursuant to which the Company issued and sold 6,037,500 shares of common stock for net proceeds of $65,265, which included the full exercise of the Underwriters’ overallotment option.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had an accumulated deficit of $297,221. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future. As of March 31, 2021, the Company had cash and cash equivalents of $92,362, and management expects that the cash and cash equivalents at March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2022. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A novel strain of coronavirus (COVID-19) was first identified in late 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help minimize the risk of the virus to its employees, including implementing a work-at-home policy, providing flexibility for working parents, implementing safety measures for those employees who continue to go into the office to complete their work and suspending all non-essential business-related travel. The full extent of the future impacts of COVID-19 on our operations, including the timing and ability of the Company to complete certain clinical trials and other efforts to advance the development of our MMTs, is uncertain.

2. Summary of Significant Accounting Policies

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K filed with the SEC on March 3, 2021.

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

Collaboration Revenue

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company will assess whether aspects of the arrangement between it and their collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it will account for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers, by applying the five-step model described below. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company will recognize its allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,412	—	—	$25,412
Total	$25,412	—	—	$25,412

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,410	—	—	$45,410
Total	$45,410	—	—	$45,410

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

4. Property and Equipment, net

Property and equipment consist of the following:

	As of
	March 31, 2021	December 31, 2020
Laboratory equipment	$7,302	$6,843
Office and computer equipment	1,590	1,590
Leasehold improvements	1,910	1,910
Construction in process	1,087	1,612
Property and equipment – at cost	11,889	11,955
Less accumulated depreciation and amortization	(4,056)	(3,493)
Property and equipment – net	$7,833	$8,462

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $577 and $369, respectively. During the quarter ended March 31, 2021, the Company recorded gross fixed asset disposal of $24 and related accumulated depreciation of $14.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Payroll and benefits	$834	$2,943
Consulting service	513	1,049
Legal service	133	173
Research and development	2,742	3,010
Interest	181	181
Deferred revenue	281	498
Other	1,018	782
Accrued expenses and other current liabilities	$5,702	$8,636

6. Debt Financing

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Company borrowed $22,500, and the Company has the option to draw down an additional $12,500 if certain milestones and conditions are met. The Company incurred fees of $410, which was paid to the Lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1,698 at March 31, 2021, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities. The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

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

The outstanding principal under the Credit Agreement has a 48-month term with interest only payments for the first 15 months, which period can be extended to up to 24 months, depending on the achievement of certain performance milestones. The principal bears interest at a rate equal to the greater of (i) 8.95% plus the prime rate minus 4.75% and (ii) 8.95%. The Credit Agreement includes mandatory prepayment provisions that require prepayment upon the occurrence of a change in control event.

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

Future principal payments under the Credit Agreement as of March 31, 2021 are as follows (in thousands):

2021	3,379
2022	8,686
2023	9,547
2024	888
Total future principal payments	22,500
Less unamortized debt discount	1,308
Total balance	$21,192

On April 30, 2021, the Company entered into a Third Amendment to Loan and Security Agreement (the “Amendment”). The Amendment was entered into for the primary ppickurpose of amending the Agreement as follows: (i) the interest-only period was extended through January 31, 2022; (ii) the second tranche of the term loan (the “Term Loan”) was reinstated and the related $5,000 is available to be drawn at the Company’s option on or before June 1, 2021; and (iii) the Minimum Cash Covenant was reduced from $22,500 to $15,000. The Company incurred fees of $20, which was paid to the lender on the closing date.

7. Commitments and contingencies

Facilities Leases

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the three months ended March 31, 2021 and 2020 totaled $1,623 and $1,779, respectively. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of March 31, 2021:

Year Ending December 31,
2021	$4,532
2022	6,207
2023	6,393
2024	6,584
2025	6,782
Thereafter	25,502
$56,000

8. Stockholders’ Equity

Modification of equity awards

On January 20, 2021, the Company entered into a separation agreement with the former Chief Medical Officer and Head of Research and Development of the Company, which amended an existing employment agreement and provided for changes in the term of service and compensation under the agreement. The outstanding options and restricted stock units held by the former Chief Medical Officer were modified to accelerate certain vesting provisions and the period of exercisability. As a result, the Company recorded stock-based compensation expense of $1,968 related to the incremental fair value of the modified awards during the three months ended March 31, 2021.

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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of March 31,
	2021	2020
Options to purchase common stock	6,206,765	6,644,275
Restricted stock units	272,296	50,000
	6,479,061	6,694,275

10. Revenue

In December 2019, the Company entered into a research collaboration agreement with Janssen’s World Without Disease Accelerator (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to explore the potential for MMT to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions.

The collaboration includes three milestones of research and development with deliverables due to Janssen at end of the milestone at which point Janssen will have 60 days to decide to proceed with the next milestone.

The Company assessed the Janssen collaboration agreement in accordance with ASC 808 and ASC 606 and concluded that it represents a contract with a customer and is within the scope of ASC 606. The promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation. In addition, the Company concluded the right to proceed with the following milestones does not provide any discounts to Janssen if it decides to proceed with the next milestones. As such, the Company concluded the milestone is not considered to be a material right. Each milestone is considered a separate contract and will reflect applicable standalone selling prices.

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company recognizes revenue over the research period and as the performance obligation is satisfied using total estimated hours to be incurred throughout each milestone. For the quarter ended March 31, 2021, the Company recognized $297 as collaboration revenue under the agreement with Janssen. Additionally, as of March 31, 2021, the Company recognized $218 of previously recorded deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets related to the Janssen collaboration agreement. The expected research term of this arrangement is expected to be completed during 2021, and the aggregate consideration is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and audited financial statements the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 3, 2021.

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

As of March 31, 2021, we had $92.4 million in cash and cash equivalents and an accumulated deficit of $297.2 million. Based on our current operating plans and net proceeds from the 2021 Offering, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the first quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity or debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. See “Liquidity and capital resources.”

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

The collaboration revenue recognized in 2021 relates to a research collaboration with Janssen’s World Without Disease Accelerator, part of the Janssen Pharmaceutical Companies of Johnson & Johnson. The collaboration explores the potential for Kaleido’s Microbiome Metabolic Therapies (MMT™) to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions by driving specific microbiome features which support an appropriate maturation of the infant immune system. We do not expect the total revenue under this arrangement to be material in the aggregate.

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

•

the receipt and related terms of regulatory approvals from applicable regulatory authorities for any product candidates to begin studies under an Investigational New Drug (IND) application or Clinical Trial Application (CTA) or approval to commercialize for one or more therapeutic indications;

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 30, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:	$297	$—	$297
Collaboration revenue
Operating expenses:
Research and development	17,185	13,137	4,048
General and administrative	5,460	5,917	(457)
Total operating expenses	22,645	19,054	3,591
Loss from operations	(22,348)	(19,054)	(3,294)
Other income (expense)
Interest income	21	193	(172)
Interest expense	(709)	(688)	(21)
Other expense	(6)	(2)	(4)
Total other expense, net	(694)	(497)	(197)
Net loss	$(23,042)	$(19,551)	$(3,491)

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel-related	$4,985	$4,716	$269
Stock-based compensation expense	2,511	940	1,571
External manufacturing and research	3,729	3,556	173
Laboratory supplies and research materials	576	372	204
Professional and consulting fees	2,644	1,123	1,521
Facility-related and other	2,740	2,430	310
Total research and development expenses	$17,185	$13,137	$4,048

Research and development expenses increased by $4.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in stock-based compensation expense of $1.6 million was primarily due to the modification of the vesting provisions of stock options and restricted stock units related to the resignation of our former Chief Medical Officer. The increase in professional and consulting fees of $1.5 million was primarily the result of increased spend relating to our two COVID-19 studies.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel-related	$1,534	$1,758	$(224)
Stock-based compensation expense	1,718	1,785	(67)
Professional and consulting fees	756	956	(200)
Facility-related and other	1,452	1,418	34
Total general and administrative expenses	$5,460	$5,917	$(457)

General and administrative expenses decreased by $0.5 million for the three months ended March 31, 2021 as compared to the period ended March 31, 2020. The decrease in personnel-related cost of $0.2 million was primarily due to reduced headcount in our general and administrative functions. The decrease in professional and consulting fees of $0.2 million was primarily due to lower utilization of outside contractors.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of March 31, 2021, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by the Company from the Offering were $34.5 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions.

In January and February 2021, the Company sold 309,656 shares of its common stock under the ATM which resulted in aggregate net proceeds of $4.9 million after payment of commissions. As of March 31, 2021, there was $41.5 million available under the ATM. On February 8, 2021, the Company completed a public offering (the “2021 Offering”), pursuant to which it issued and sold 6,037,500 shares our common stock for aggregate net proceeds of $65.3 million, which included the full exercise of the Underwriters’ overallotment option. As of March 31, 2021, we had $92.4 million in cash and cash equivalents and an accumulated deficit of $297.2 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the first quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(23,974)	$(17,899)
Net cash used in investing activities	(30)	(1,075)
Net cash provided by financing activities	70,144	1,539
Net (decrease) increase in cash, cash equivalents and restricted cash	$46,140	$(17,435)

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, operating activities used $24.0 million of cash, due to our net loss of $23.0 million, and net cash used as a result of changes in our operating assets and liabilities of $6.1 million, partially offset by non-cash charges of $5.2 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $6.0 million decrease in accounts payable, accrued expenses and other liabilities and a $0.2 million increase in prepaid expenses and other assets.

During the three months ended March 31, 2020, operating activities used $17.9 million of cash, due to our net loss of $19.6 million and net cash used as a result of changes in our operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $3.4 million. Net cash used as a result of changes in our operating assets and liabilities primarily consisted of a $1.6 million increase in prepaid expenses and other assets arising from reimbursable tenant improvements and a $0.8 million decrease in accounts payable, partially offset by a $0.7 million increase accrued expenses and other liabilities.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0.3 million and $1.1 million, respectively, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $70.1 million, consisting primarily of proceeds from the Offering in February 2021, ATM, and proceeds from the exercise of stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $1.5 million, consisting primarily of proceeds from exercise of stock options.

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

Following the entry into a Third Amendment to Loan and Security Agreement, the facility has a 48-month term with interest only payments has been extended to January 31, 2022. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%. The Term Loan is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement).

Funding Requirements

Over the next several quarters, we are focusing our activities on key exploratory and clinical studies and clinical trials which we expect will reduce our overall expense rate. In the periods that follow, assuming the success of our clinical studies and clinical trials, we anticipate our expenses to increase as we progress towards larger and more pivotal clinical studies and clinical trials of our product candidates, with the potential for larger clinical studies, clinical trials and associated manufacturing. The timing and amount of our operating expenditures will depend largely on:

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service into the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 3, 2021.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020 and the other filings we make with the SEC. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 as filed with the SEC on March 3, 2021, and are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Index

10.1

Separation Agreement, dated January 25, 2021, by and between Kaleido Biosciences, Inc. and Katharine Knobil (Incorporated by reference to Exhibit 10.1. to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on January 25, 2021.

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

KALEIDO BIOSCIENCES, INC.
Date: May 4, 2021	By:	/s/ Daniel L. Menichella
Daniel L. Menichella
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2021	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)