Form 10-Q
period 2021-06-30
Kaleido Biosciences, Inc.
filed 2021-08-11
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, there were 42,577,529 shares of registrant’s common stock outstanding.

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

•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration agreements;
•	existing and future agreements with third parties in connection with the research and development or commercialization of our product candidates, if approved;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets either alone or in collaboration with others;
•	the rate and degree of market acceptance of our product candidates;
•	the success of competing therapies that are or become available to our customers;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform their obligations adequately;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of changes in existing laws, regulations and guidance or the adoption of new laws, regulations and guidance;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and other technologies;
•

the impact of the COVID-19 pandemic on our clinical trial programs and business generally, as well as our plans and expectations with respect to the timing and resumption of any development activities that may be temporarily paused;

•

the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

•	other risks and uncertainties, including those discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report.

All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$71,979	$46,222
Prepaid expenses and other current assets	2,624	2,499
Total current assets	74,603	48,721
Property and equipment, net	7,526	8,462
Restricted cash	2,161	2,161
Total assets	$84,290	$59,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,695	$5,389
Accrued expenses and other current liabilities	5,907	8,636
Current term debt, net of unamortized debt discount	3,667	2,634
Total current liabilities	12,269	16,659
Long term debt, net of unamortized debt discount	17,677	18,375
Other liabilities	4,078	3,814
Total liabilities	34,024	38,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 42,571,380 and 36,022,811 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	43	36
Additional paid-in capital	371,333	294,639
Accumulated deficit	(321,110)	(274,179)
Total stockholders' equity	50,266	20,496
Total liabilities and stockholders’ equity	$84,290	$59,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$211	$250	$508	$250
Operating expenses:
Research and development	17,633	12,833	34,818	25,970
General and administrative	5,785	5,559	11,245	11,476
Total operating expenses	23,418	18,392	46,063	37,446
Loss from operations	(23,207)	(18,142)	(45,555)	(37,196)
Other (expense) income:
Interest income	24	30	45	223
Interest expense	(705)	(683)	(1,414)	(1,371)
Other expense	(1)	(127)	(7)	(129)
Total other (expense) income, net	(682)	(780)	(1,376)	(1,277)
Net loss	$(23,889)	$(18,922)	$(46,931)	$(38,473)
Net loss per share —basic and diluted	$(0.56)	$(0.59)	$(1.14)	$(1.24)
Weighted-average common shares outstanding —basic and diluted	42,538,563	31,880,672	41,123,435	31,106,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	36,022,811	$36	$294,639	$(274,179)	20,496
Issuance of common stock, net of issuance costs $4,512	6,347,156	6	69,919	—	69,925
Exercise of stock options	63,331	—	352	—	352
Stock-based compensation	—	—	4,229	—	4,229
Common stock issued upon vesting of restricted stock units, net of 21,452 shares withheld for employee taxes	49,873	—	(186)	—	(186)
Net loss	—	—	—	(23,042)	(23,042)
Balance at March 31, 2021	42,483,171	$42	$368,953	$(297,221)	$71,774
Exercise of stock options	52,727	1	108	—	109
Stock-based compensation	—	—	2,376	—	2,376
Common stock issued upon vesting of restricted stock units, net of 15,237 shares withheld for employee taxes	35,482	—	(104)	—	(104)
Net loss	—	—	—	(23,889)	(23,889)
Balance at June 30, 2021	42,571,380	$43	$371,333	$(321,110)	$50,266

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Exercise of stock options	334,444	—	1,561	—	1,561
Stock-based compensation	—	—	2,725	—	2,725
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(19,551)	(19,551)
Balance at March 31, 2020	30,463,540	$30	$245,701	$(212,110)	$33,621
Issuance of common stock, net of issuance costs $306	4,750,000	5	33,182	—	33,187
Exercise of stock options	143,089	—	620	—	620
Stock-based compensation	—	—	2,816	—	2,816
Net loss	—	—	—	(18,922)	(18,922)
Balance at June 30, 2020	35,356,629	$35	$282,319	$(231,032)	$51,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(46,931)	$(38,473)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,160	809
Stock-based compensation	6,605	5,541
Amortization of debt discount	356	263
Non-cash interest expense	175	172
Loss on disposal of fixed assets	10	114
Changes in:
Prepaid expenses and other assets	(125)	(4,165)
Accounts payable	(2,739)	1,274
Accrued expense and other liabilities	(2,568)	710
Net cash used in operating activities	(44,057)	(33,755)
Investing activities:
Purchase of property and equipment	(262)	(1,896)
Net cash used in investing activities	(262)	(1,896)
Financing activities:
Proceeds from exercise of stock options	461	2,181
Payments related to capital lease	—	(45)
Issuance of common stock, net of issuance costs	69,925	33,182
Net settlement of vested restricted stock units to fund related employee statutory tax withholdings	(290)	—
Payments of issuance costs related to debt	(20)	—
Net cash provided by financing activities	70,076	35,318
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,757	(333)
Cash, cash equivalents, and restricted cash, beginning of period	48,383	73,526
Cash, cash equivalents, and restricted cash, end of period	$74,140	$73,193
Supplemental cash flow information
Interest paid	$1,064	$859
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$43	$254
Offering costs incurred but unpaid at period end	$—	$277
Vesting of restricted stock	$—	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business, Basis of Presentation, and Going Concern

Kaleido Biosciences, Inc. and its wholly owned subsidiaries (collectively the “Company”) is a clinical-stage healthcare company that was incorporated in Delaware on January 27, 2015 and has a principal place of business in Lexington, Massachusetts. The Company was formed to use its differentiated, chemistry-driven approach to leverage the potential of the microbiome to treat disease and improve human health.

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

On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3,432 after payment of related commissions. During the quarter ended March 31, 2021, the Company sold 309,656 shares of its common stock which resulted in aggregate net proceeds of $4,860. No sales or common stock were made under the ATM during the quarter ended June 30, 2021. As of June 30, 2021, there was $41,451 available under the ATM.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”), pursuant to which the Company issued and sold 6,037,500 shares of common stock for net proceeds of $65,265, which included the full exercise of the Underwriters’ overallotment option.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had an accumulated deficit of $321,110. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future. As of June 30, 2021, the Company had cash and cash equivalents of $71,979, and management expects that the cash and cash equivalents at June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2022. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. These capital requirements are expected to be funded through debt and equity offerings as well as possible strategic collaborations with other companies. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce or eliminate its product development or future commercialization efforts, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes that its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

A novel strain of coronavirus (COVID-19) was first identified in late 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help minimize the risk of the virus to its employees, including implementing a hybrid work environment, implementing safety measures for those employees currently going into the office to complete their work and limiting business-related travel.

2. Summary of Significant Accounting Policies

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021.

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

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,413	—	—	$25,413
Total	$25,413	—	—	$25,413

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,410	—	—	$45,410
Total	$45,410	—	—	$45,410

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

4. Property and Equipment, net

Property and equipment consist of the following:

	As of
	June 30, 2021	December 31, 2020
Laboratory equipment	$7,374	$6,843
Office and computer equipment	1,590	1,590
Leasehold improvements	1,910	1,910
Construction in process	1,291	1,612
Property and equipment – at cost	12,165	11,955
Less accumulated depreciation and amortization	(4,639)	(3,493)
Property and equipment – net	$7,526	$8,462

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $583 and $388, respectively.  Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $1,160 and $809, respectively. During the six months ended June 30, 2021, the Company recorded gross fixed asset disposal of $24 and related accumulated depreciation of $14. During the six months ended June 30, 2020, the Company recorded gross fixed asset disposal of $1,036 and related accumulated depreciation of $922.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Payroll and benefits	$1,710	$2,943
Consulting service	218	1,049
Legal service	96	173
Research and development	2,815	3,010
Interest	175	181
Deferred revenue	189	498
Other	704	782
Accrued expenses and other current liabilities	$5,907	$8,636

6. Debt Financing

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Company borrowed $22,500, and the Company has the option to draw down an additional $12,500 if certain milestones and conditions are met. The Company incurred fees of $410, which was paid to the Lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1,698 at June 30, 2021, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities. The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

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

On June 15, 2020, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”). The Second Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the second tranche of the term loan (the “Term Loan”) was terminated; (ii) amounts available under Tranche 3 of the Term Loan was increased to $12,500 from the previous $7,500 availability amount and its availability period is extended through December 15, 2021, subject to future approval by the Lender’s investment committee; (iii) the interest-only period was extended through July 31, 2021; (iv) the interest rate on borrowings is increased by 0.4%, such that the per annum interest rate on outstanding borrowings will be the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%; and (v) the variable amount and duration of a minimum cash covenant in the Agreement were amended. The Second Amendment has been accounted for as a modification and the Company incurred fees of $79, which was paid to the Lender on the closing date and were recorded as a debt discount, which will be amortized as interest expense using the effective interest method.

On April 30, 2021, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”). The Third Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the interest-only period was extended through January 31, 2022; (ii) the second tranche of the term loan (the “Term Loan”) was reinstated and the related $5,000 is available to be drawn at the Company’s option on or before June 1, 2021; and (iii) the Minimum Cash Covenant was reduced from $22,500 to $15,000. The Company incurred fees of $20, which was paid to the Lender on the closing date and were recorded as a debt discount, which will be amortized as interest expense using the effective interest method.

Future principal payments under the Credit Agreement as of June 30, 2021 are as follows (in thousands):

2021	—
2022	9,776
2023	11,671
2024	1,053
Total future principal payments	22,500
Less unamortized debt discount	1,156
Total balance	$21,344

7. Commitments and contingencies

Facilities Leases

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the three months ended June 30, 2021 and 2020 totaled $1,629 and $1,871, respectively. Rent expense for the six months ended June 30, 2021 and 2020 totaled $3,252 and $3,650. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of June 30, 2021:

Year Ending December 31,
2021	$3,038
2022	6,207
2023	6,393
2024	6,584
2025	6,782
Thereafter	25,502
$54,506

8. Stockholders’ Equity

Modification of equity awards

On January 20, 2021, the Company entered into a separation agreement with the former Chief Medical Officer and Head of Research and Development of the Company, which amended an existing employment agreement and provided for changes in the term of service and compensation under the agreement. The outstanding options and restricted stock units held by the former Chief Medical Officer were modified to accelerate certain vesting provisions and the period of exercisability. As a result, the Company recorded stock-based compensation expense of $1,968 related to the incremental fair value of the modified awards during the first quarter of 2021. There were no award modifications for the quarter ended June 30, 2021.

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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of June 30,
	2021	2020
Options to purchase common stock	6,979,895	6,913,830
Restricted stock units	195,516	235,767
	7,175,411	7,149,597

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

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company recognizes revenue over the research period and as the performance obligation is satisfied using total estimated hours to be incurred throughout each milestone. For the quarter ended June 30, 2021, the Company recognized $211 as collaboration revenue under the collaboration agreement with Janssen, of which $92 was previously recorded deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets relates to the Janssen collaboration agreement. The June 30, 2021 deferred revenue balance of $189 is comprised of $79 for amounts received prior to satisfying the revenue recognition criteria and $110 for work performed to be recognized upon completion of a milestone. The expected research term of this arrangement is expected to be completed during 2021, and the aggregate consideration to be received by the Company is not expected to be material.

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

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs. Our MMT library is continuously growing as we continue to invest in techniques and technologies for chemical synthesis. Our MMT candidates and aspects of the proprietary product platform are supported by our expanding intellectual property portfolio, that includes 14 U.S. patents, 4 European Patent Office, or EPO, patents and more than 130 non-provisional applications pending worldwide as of July 23, 2021

Through the use of our proprietary product platform, the effect of MMTs is first tested ex vivo using a highly multiplexed advanced screening platform with microbiome communities from both healthy and patient populations. To establish how MMTs impact therapeutically relevant pathways, a broad range of bioanalytical technologies are used to analyze metabolites, effector molecules and host responses, while sequencing determines key microbial community changes. A candidate MMT may then either undergo further testing in animal models or go straight into clinical evaluation in humans.

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
•

expand manufacturing capabilities, including third-party commercial manufacturing, by securing supply chain capacity sufficient to provide clinical study and clinical trial materials and commercial quantities of any product candidates which we may commercialize;

•	seek regulatory approvals for any product candidates for therapeutic indications that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval or identify alternate commercial pathways for such products; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

As of June 30, 2021, we had $72.0 million in cash and cash equivalents and an accumulated deficit of $321.1 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity or debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. See “Liquidity and capital resources.”

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

•	facility-related and other expenses, which include direct depreciation costs, allocated expenses for rent and maintenance of facilities and other operating costs; and
•	costs related to compliance with regulatory requirements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:	$211	$250	$(39)
Collaboration revenue
Operating expenses:
Research and development	17,633	12,833	4,800
General and administrative	5,785	5,559	226
Total operating expenses	23,418	18,392	5,026
Loss from operations	(23,207)	(18,142)	(5,065)
Other income (expense)
Interest income	24	30	(6)
Interest expense	(705)	(683)	(22)
Other expense	(1)	(127)	126
Total other expense, net	(682)	(780)	98
Net loss	$(23,889)	$(18,922)	$(4,967)

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$4,064	$4,060	$4
Stock-based compensation expense	677	990	(313)
External manufacturing and research	6,758	2,540	4,218
Laboratory supplies and research materials	767	394	373
Professional and consulting fees	2,354	1,941	413
Facility-related and other	3,013	2,908	105
Total research and development expenses	$17,633	$12,833	$4,800

Research and development expenses increased by $4.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in external manufacturing and research of $4.2 million was primarily due to an increase in production of material for use in our clinical studies.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$1,350	$1,620	$(270)
Stock-based compensation expense	1,699	1,826	(127)
Professional and consulting fees	1,146	881	265
Facility-related and other	1,590	1,232	358
Total general and administrative expenses	$5,785	$5,559	$226

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2021 as compared to the period ended June 30, 2020. The increase in facility-related and other expenses of $0.4 million was primarily due to increased facility operating costs that were attributed to general and administrative functions.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:	$508	$250	$258
Collaboration revenue
Operating expenses:
Research and development	34,818	25,970	8,848
General and administrative	11,245	11,476	(231)
Total operating expenses	46,063	37,446	8,617
Loss from operations	(45,555)	(37,196)	(8,359)
Other income (expense)
Interest income	45	223	(178)
Interest expense	(1,414)	(1,371)	(43)
Other expense	(7)	(129)	122
Total other expense, net	(1,376)	(1,277)	(99)
Net loss	$(46,931)	$(38,473)	$(8,458)

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$9,049	$8,776	$273
Stock-based compensation expense	3,188	1,930	1,258
External manufacturing and research	10,487	6,096	4,391
Laboratory supplies and research materials	1,343	766	577
Professional and consulting fees	4,998	3,064	1,934
Facility-related and other	5,753	5,338	415
Total research and development expenses	$34,818	$25,970	$8,848

Research and development expenses increased by $8.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in stock-based compensation expense of $1.3 million was primarily due to the modification of the vesting provisions of stock options and restricted stock units related to the resignation of our former Chief Medical Officer. The increase in external manufacturing and research of $4.4 million was primarily due to an increase in production of material for use in our clinical studies. The increase in professional and consulting fees of $1.9 million was primarily the result of increased spend relating to our two COVID-19 studies during the first quarter of 2021.

General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$2,884	$3,378	$(494)
Stock-based compensation expense	3,417	3,611	(194)
Professional and consulting fees	1,902	1,837	65
Facility-related and other	3,042	2,650	392
Total general and administrative expenses	$11,245	$11,476	$(231)

General and administrative expenses decreased by $0.2 million for the six months ended June 30, 2021 as compared to the period ended June 30, 2020. The decrease in personnel-related cost of $0.5 million was primarily due to reduced headcount in our general and administrative functions. The increase in facility-related and other expenses of $0.4 million was primarily due to increased facility operating costs that were attributed to general and administrative functions.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of June 30, 2021, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. On June 4, 2020, we completed a public offering (the “Offering”), pursuant to which we issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by us from the Offering were $34.5 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of our shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, we sold 361,299 shares of our common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions.

In January and February 2021, we sold 309,656 shares of our common stock under the ATM which resulted in aggregate net proceeds of $4.9 million after payment of commissions. As of June 30, 2021, there was $41.5 million available under the ATM. On February 8, 2021, we completed the 2021 Offering, pursuant to which we issued and sold 6,037,500 shares our common stock for aggregate net proceeds of $65.3 million, which included the full exercise of the Underwriters’ overallotment option. As of June 30, 2021, we had $72.0 million in cash and cash equivalents and an accumulated deficit of $321.1 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(44,057)	$(33,755)
Net cash used in investing activities	(262)	(1,896)
Net cash provided by financing activities	70,076	35,318
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,757	$(333)

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, operating activities used $44.1 million of cash, due to our net loss of $46.9 million and net cash used as a result of changes in our operating assets and liabilities of $5.4 million, partially offset by non-cash charges of $8.3 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $5.3 million decrease in accounts payable, accrued expenses and other liabilities and a $0.1 million increase in prepaid expenses and other assets.

During the six months ended June 30, 2020, operating activities used $33.8 million of cash, due to our net loss of $38.5 million and net cash used as a result of changes in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $6.9 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $4.2 million increase in prepaid expenses and other assets, partially offset by a $1.3 million increase in accounts payable and a $0.7 million increase in accrued expenses and other liabilities.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor payments.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021 and 2020, net cash used in investing activities resulted from property and equipment purchases of $0.3 million and $1.9 million, respectively.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $70.1 million, consisting primarily of proceeds from the 2021 Offering in February 2021, ATM, and proceeds from the exercise of stock options.

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

Following the entry into a Third Amendment to Loan and Security Agreement, the facility has a 48-month term with interest only payments that have been extended to January 31, 2022. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%. The Term Loan is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement).

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service into the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2021, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. You should carefully consider the following discussion of risk factors, in its entirety, in addition to the other information contained in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2020 and the other filings we make with the SEC. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 as filed with the SEC on March 3, 2021, and are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Index

10.1

Third Amendment to Loan and Security Agreement, dated April 30, 2021, by and among Kaleido Biosciences, Inc. and each of its Qualified Subsidiaries (including Cadena Bio, Inc.), the several banks and other financial institutions or entities from time to time parties to the Loan Agreement and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Form 8-K (File No. 001-38822) filed on May 4, 2021.

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

KALEIDO BIOSCIENCES, INC.
Date: August 11, 2021	By:	/s/ Daniel L. Menichella
Daniel L. Menichella
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)