Form 10-Q
period 2021-09-30
Kaleido Biosciences, Inc.
filed 2021-11-01
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 42,594,350 shares of registrant’s common stock outstanding.

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

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$55,657	$46,222
Prepaid expenses and other current assets	2,647	2,499
Total current assets	58,304	48,721
Property and equipment, net	7,339	8,462
Restricted cash	2,161	2,161
Total assets	$67,804	$59,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,559	$5,389
Accrued expenses and other current liabilities	9,318	8,636
Current term debt, net of unamortized debt discount	6,384	2,634
Total current liabilities	19,261	16,659
Long term debt, net of unamortized debt discount	15,132	18,375
Other liabilities	4,211	3,814
Total liabilities	38,604	38,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 42,580,077 and 36,022,811 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	43	36
Additional paid-in capital	373,352	294,639
Accumulated deficit	(344,195)	(274,179)
Total stockholders' equity	29,200	20,496
Total liabilities and stockholders’ equity	$67,804	$59,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$104	$482	$612	$732
Operating expenses:
Research and development	17,411	15,659	52,229	41,629
General and administrative	5,106	7,201	16,351	18,677
Total operating expenses	22,517	22,860	68,580	60,306
Loss from operations	(22,413)	(22,378)	(67,968)	(59,574)
Other (expense) income:
Interest income	17	21	62	244
Interest expense	(709)	(713)	(2,123)	(2,084)
Other income (expense)	20	(61)	13	(190)
Total other (expense) income, net	(672)	(753)	(2,048)	(2,030)
Net loss	$(23,085)	$(23,131)	$(70,016)	$(61,604)
Net loss per share —basic and diluted	$(0.54)	$(0.65)	$(1.68)	$(1.89)
Weighted-average common shares outstanding —basic and diluted	42,577,570	35,554,128	41,613,473	32,605,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	36,022,811	$36	$294,639	$(274,179)	20,496
Issuance of common stock, net of issuance costs $4,512	6,347,156	6	69,919	—	69,925
Exercise of stock options	63,331	—	352	—	352
Stock-based compensation	—	—	4,229	—	4,229
Common stock issued upon vesting of restricted stock units, net of 21,452 shares withheld for employee taxes	49,873	—	(186)	—	(186)
Net loss	—	—	—	(23,042)	(23,042)
Balance at March 31, 2021	42,483,171	$42	$368,953	$(297,221)	$71,774
Exercise of stock options	52,727	1	108	—	109
Stock-based compensation	—	—	2,376	—	2,376
Common stock issued upon vesting of restricted stock units, net of 15,237 shares withheld for employee taxes	35,482	—	(104)	—	(104)
Net loss	—	—	—	(23,889)	(23,889)
Balance at June 30, 2021	42,571,380	$43	$371,333	$(321,110)	$50,266
Exercise of stock options	2,548	—	6	—	6
Stock-based compensation	—	—	2,032	—	2,032
Common stock issued upon vesting of restricted stock units, net of 2,452 shares withheld for employee taxes	6,149	—	(19)	—	(19)
Net loss	—	—	—	(23,085)	(23,085)
Balance at September 30, 2021	42,580,077	$43	$373,352	$(344,195)	$29,200

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Exercise of stock options	334,444	—	1,561	—	1,561
Stock-based compensation	—	—	2,725	—	2,725
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(19,551)	(19,551)
Balance at March 31, 2020	30,463,540	$30	$245,701	$(212,110)	$33,621
Issuance of common stock, net of issuance costs $306	4,750,000	5	33,182	—	33,187
Exercise of stock options	143,089	—	620	—	620
Stock-based compensation	—	—	2,816	—	2,816
Net loss	—	—	—	(18,922)	(18,922)
Balance at June 30, 2020	35,356,629	$35	$282,319	$(231,032)	$51,322
Issuance of common stock, net of issuance costs $166	399,800	—	3,038	—	3,038
Exercise of stock options	73,077	—	311	—	311
Stock-based compensation	—	—	4,361	—	4,361
Net loss	—	—	—	(23,131)	(23,131)
Balance at September 30, 2020	35,829,506	$35	$290,029	$(254,163)	$35,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(70,016)	$(61,604)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,754	1,260
Stock-based compensation	8,637	9,902
Amortization of debt discount	528	437
Non-cash interest expense	175	175
(Gain) loss on disposal of fixed assets	(9)	166
Changes in:
Prepaid expenses and other assets	(148)	(3,961)
Accounts payable	(1,830)	1,558
Accrued expense and other liabilities	975	1,846
Net cash used in operating activities	(59,934)	(50,221)
Investing activities:
Purchase of property and equipment	(693)	(3,362)
Net cash used in investing activities	(693)	(3,362)
Financing activities:
Proceeds from exercise of stock options	466	2,494
Payments related to capital lease	—	(68)
Issuance of common stock, net of issuance costs	69,925	34,324
Net settlement of vested restricted stock units to fund related employee statutory tax withholdings	(309)	—
Payments of issuance costs related to debt	(20)	—
Net cash provided by financing activities	70,062	36,750
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,435	(16,833)
Cash, cash equivalents, and restricted cash, beginning of period	48,383	73,526
Cash, cash equivalents, and restricted cash, end of period	$57,818	$56,693
Supplemental cash flow information
Interest paid	$1,601	$1,393
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$260
Vesting of restricted stock	$—	$3
Settlement from Proceeds of issuance of common stock	$—	$1,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business, Basis of Presentation, and Going Concern

Kaleido Biosciences, Inc. and its wholly owned subsidiaries (collectively the “Company”) is a clinical-stage biotechnology company that was incorporated in Delaware on January 27, 2015 and has a principal place of business in Lexington, Massachusetts. The Company uses its differentiated, small molecule approach to develop compounds for the treatment of inflammatory conditions and diseases, and potentially other conditions and diseases, by selectively targeting the resident microbiome to restore gut-immune homeostasis.

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

On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of its common stock. The aggregate net proceeds received by the Company from the Offering were $33,182. On July 1, 2020, 185,000 shares were exercised under the Underwriters’ overallotment option for net proceeds of $1,260.

On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50,000 of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3,432 after payment of related commissions. During the quarter ended March 31, 2021, the Company sold 309,656 shares of its common stock which resulted in aggregate net proceeds of $4,860. No sales of common stock were made under the ATM during the quarters ended June 30, 2021 or September 30, 2021. As of September 30, 2021, there was $41,451 available under the ATM.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”), pursuant to which the Company issued and sold 6,037,500 shares of common stock for net proceeds of $65,265, which included the full exercise of the Underwriters’ overallotment option.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had an accumulated deficit of $344,195. The Company expects to continue to generate operating losses and use cash in operations in the foreseeable future. As of September 30, 2021, the Company had cash and cash equivalents of $55,657, and management expects that the cash and cash equivalents at September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2022. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Unaudited interim financial information

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021.

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

Collaboration Revenue

The Company analyzes its collaboration arrangement to assess whether it is within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company will assess whether aspects of the arrangement between it and their collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, it will account for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers, by applying the five-step model described below. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company will recognize its allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred.

The Company recognizes revenue after applying the following five steps:

(1)
Identification of the contract, or contracts, with a customer,
(2)
Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract,
(3)
Determination of the transaction price, including the constraint on variable consideration,
(4)
Allocation of the transaction price to the performance obligations in the contract, and
(5)
Recognition of revenue when, or as, performance obligations are satisfied.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require the Company to record most leases on the balance sheet. The Company will use a modified retrospective approach of adoption for ASU 2016-02. As an emerging growth company, this standard is required to be adopted on January 1, 2022, and the Company is evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company expects to recognize a material lease obligation and right to use asset upon adoption.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,415	—	—	$25,415
Total	$25,415	—	—	$25,415

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,410	—	—	$45,410
Total	$45,410	—	—	$45,410

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

4. Property and Equipment, net

Property and equipment consist of the following:

	As of
	September 30, 2021	December 31, 2020
Laboratory equipment	$7,838	$6,843
Office and computer equipment	1,590	1,590
Leasehold improvements	1,910	1,910
Construction in process	1,144	1,612
Property and equipment – at cost	12,482	11,955
Less accumulated depreciation and amortization	(5,143)	(3,493)
Property and equipment – net	$7,339	$8,462

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $594 and $503, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $1,754 and $1,260, respectively. During the nine months ended September 30, 2021, the Company recorded a gross fixed asset disposal of $132 and related accumulated depreciation of $103. The Company received $38 in exchange for the sale of equipment, resulting in a net gain of $9. During the nine months ended September 30, 2020, the Company recorded gross fixed asset disposal of $1,036 and related accumulated depreciation of $870.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Payroll and benefits	$2,533	$2,943
Consulting service	419	1,049
Legal service	99	173
Research and development	5,455	3,010
Interest	175	181
Deferred revenue	150	498
Other	487	782
Accrued expenses and other current liabilities	$9,318	$8,636

6. Debt Financing

On December 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with Hercules Capital, Inc. (the “Lender”). Under the Credit Agreement, the Company borrowed $22,500, and the Company has the option to draw down an additional $12,500 if certain milestones and conditions are met. The Company incurred fees of $410, which was paid to the Lender on the closing date. These amounts were recorded as a debt discount and are being amortized as interest expense using the effective interest method over the life of the Credit Agreement. The Credit Agreement also includes an end of term charge equal to 7.55% of the aggregate principal amount of all advances. The end of term charge, totaling $1,698 at September 30, 2021, was recognized as a debt discount and is reflected as a reduction in the carrying value of the debt and recorded in other long-term liabilities. The debt discount created by the end of term charge is being accreted and will be recognized as additional interest expense over the term of the Credit Agreement using the effective interest method.

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

On June 15, 2020, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”). The Second Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the second tranche of the term loan (the “Term Loan”) was terminated; (ii) amounts available under Tranche 3 of the Term Loan was increased to $12,500 from the previous $7,500 availability amount and its availability period is extended through December 15, 2021, subject to future approval by the Lender’s investment committee; (iii) the interest-only period was extended through July 31, 2021; (iv) the interest rate on borrowings is increased by 0.4%, such that the per annum interest rate on outstanding borrowings will be the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%; and (v) the variable amount and duration of a minimum cash covenant in the Credit Agreement were amended. The Second Amendment has been accounted for as a modification and the Company incurred fees of $79, which was paid to the Lender on the closing date and were recorded as a debt discount, which will be amortized as interest expense using the effective interest method.

On April 30, 2021, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”). The Third Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the interest-only period was extended through January 31, 2022; (ii) the second tranche of the term loan (the “Term Loan”) was reinstated and the related $5,000 was available to be drawn at the Company’s option on or before June 1, 2021; and (iii) the Minimum Cash Covenant was reduced from $22,500 to $15,000. The Company incurred fees of $20, which was paid to the Lender on the closing date and were recorded as a debt discount, which will be amortized as interest expense using the effective interest method. The Company did not exercise its option to draw down the second tranche of the term loan.

Future principal payments under the Credit Agreement as of September 30, 2021 are as follows (in thousands):

2021	—
2022	9,776
2023	11,671
2024	1,053
Total future principal payments	22,500
Less unamortized debt discount	984
Total balance	$21,516

7. Commitments and contingencies

Facilities Leases

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the three months ended September 30, 2021 and 2020 totaled $1,627 and $1,623, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 totaled $4,879 and $5,273. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of September 30, 2021:

Year Ending December 31,
2021	$1,539
2022	6,207
2023	6,393
2024	6,584
2025	6,782
Thereafter	25,502
$53,007

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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	As of September 30,
	2021	2020
Options to purchase common stock	7,183,585	6,518,338
Restricted stock units	268,510	235,767
	7,452,095	6,754,105

10. Revenue

In December 2019, the Company entered into a research collaboration agreement with Janssen’s World Without Disease Accelerator (“Janssen”), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to explore the potential for MMTs to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions.

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

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company recognizes revenue over the research period and as the performance obligation is satisfied using total estimated hours to be incurred throughout each milestone. For the three months ended September 30, 2021, the Company recognized $104 as collaboration revenue under the collaboration agreement with Janssen, of which $39 was previously recorded deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets related to the Janssen collaboration agreement. For the nine months ended September 30, 2021, the Company recognized $612 as collaboration revenue under the collaboration agreement with Janssen, of which $348 was previously recorded deferred revenue within current liabilities on the Company’s condensed consolidated balance sheets related to the Janssen collaboration agreement. The September 30, 2021 deferred revenue balance of $150 is comprised of $40 for amounts received prior to satisfying the revenue recognition criteria and $110 for work performed to be recognized upon completion of a milestone. The expected research term of this arrangement is expected to be completed during 2021, and the aggregate consideration to be received by the Company is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and (ii) our audited financial statements the notes thereto contained in our current report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 3, 2021.

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

Overview

We are a clinical-stage biotechnology company with a differentiated, small molecule approach to treating inflammatory conditions and diseases, and potentially other conditions and diseases, by selectively targeting the resident microbiome to restore gut-immune homeostasis. We have built a proprietary product platform for discovery and development that we believe will enable the rapid advancement of a broad portfolio of novel product candidates into human clinical studies. Our product candidates are Microbiome Metabolic Therapies (“MMT” or “MMTs”), which are designed to modulate the metabolic output and profile of the microbiome by driving the function and distribution of the gut’s existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism and community composition to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

The human microbiome is generally a community of more than 30 trillion microbes, organisms that include bacteria, viruses, archaea and fungi, which reside on and inside the human body. By evolving together over thousands of years, microbes and humans have developed an intricate and mutually beneficial relationship. Given the profound impact that microbes have on human health, this highly complex microbial ecosystem has been referred to as a “newly discovered organ.” There is a growing body of research that links a healthy microbiome with overall human health, while dysbiosis, or imbalance, in the microbiome has been correlated with numerous human conditions, including those that can cause significant morbidity and mortality. Some of these conditions include ulcerative colitis, chronic obstructive pulmonary disease, psoriasis, irritable bowel syndrome, Parkinson’s disease, diabetes, metabolic syndrome, cancer, and allergies. The gut microbiome remains a largely untapped frontier in healthcare, and we believe that we are uniquely positioned to succeed in translating its promise into solutions for human health.

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

We have developed proprietary synthetic chemistry technologies that allow us to create MMT candidates. We believe the key characteristics of our MMT candidates include that they are orally administered, have limited systemic exposure and are selectively metabolized, structurally diverse, readily scalable, novel and proprietary. We believe that each of our MMT candidates works by advantaging certain commensal (or beneficial) bacteria and disadvantaging certain pathobiont (or harmful) bacteria, which has the result of increasing production of certain metabolites, such as short chain fatty acids generated by commensal bacteria in the microbiome, and/or decreasing production of other metabolites, such as ammonia and triethylamine.

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs. Our MMT library is continuously growing as we continue to invest in techniques and technologies for chemical synthesis. Our MMT candidates and aspects of the proprietary product platform are supported by our expanding intellectual property portfolio, that includes 14 U.S. patents, 4 European Patent Office, or EPO, patents and more than 130 non-provisional applications pending worldwide as of October 5, 2021.

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

As of September 30, 2021, we had $55.7 million in cash and cash equivalents and an accumulated deficit of $344.2 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity or debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. See “Liquidity and capital resources.”

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
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and selected markets internationally;
•
our ability to protect our rights in our intellectual property portfolio;
•
the commercialization of our product candidates, if and when approved;
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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:	$104	$482	$(378)
Collaboration revenue
Operating expenses:
Research and development	17,411	15,659	1,752
General and administrative	5,106	7,201	(2,095)
Total operating expenses	22,517	22,860	(343)
Loss from operations	(22,413)	(22,378)	(35)
Other income (expense)
Interest income	17	21	(4)
Interest expense	(709)	(713)	4
Other income (expense)	20	(61)	81
Total other expense, net	(672)	(753)	81
Net loss	$(23,085)	$(23,131)	$46

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$4,146	$3,606	$540
Stock-based compensation expense	732	962	(230)
External manufacturing and research	6,793	6,126	667
Laboratory supplies and research materials	631	538	93
Professional and consulting fees	2,206	1,786	420
Facility-related and other	2,903	2,641	262
Total research and development expenses	$17,411	$15,659	$1,752

Research and development expenses increased by $1.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in external manufacturing and research of $0.7 million was primarily due to an increase in production of material for use in our clinical studies.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$1,203	$1,435	$(232)
Stock-based compensation expense	1,300	3,398	(2,098)
Professional and consulting fees	1,086	996	90
Facility-related and other	1,517	1,372	145
Total general and administrative expenses	$5,106	$7,201	$(2,095)

General and administrative expenses decreased by $2.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease in stock-based compensation expense of $2.1 million was primarily due to the modification of the vesting provision of stock options and restricted stock units related to the resignation of our former CEO in July 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:	$612	$732	$(120)
Collaboration revenue
Operating expenses:
Research and development	52,229	41,629	10,600
General and administrative	16,351	18,677	(2,326)
Total operating expenses	68,580	60,306	8,274
Loss from operations	(67,968)	(59,574)	(8,394)
Other income (expense)
Interest income	62	244	(182)
Interest expense	(2,123)	(2,084)	(39)
Other income (expense)	13	(190)	203
Total other expense, net	(2,048)	(2,030)	(18)
Net loss	$(70,016)	$(61,604)	$(8,412)

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$13,195	$12,382	$813
Stock-based compensation expense	3,920	2,892	1,028
External manufacturing and research	17,280	12,222	5,058
Laboratory supplies and research materials	1,974	1,304	670
Professional and consulting fees	7,204	4,850	2,354
Facility-related and other	8,656	7,979	677
Total research and development expenses	$52,229	$41,629	$10,600

Research and development expenses increased by $10.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in stock-based compensation expense of $1.0 million was primarily due to the modification of the vesting provisions of stock options and restricted stock units related to the resignation of our former Chief Medical Officer. The increase in external manufacturing and research of $5.1 million was primarily due to an increase in production of material for use in our clinical studies. The increase in professional and consulting fees of $2.4 million was primarily the result of increased spend relating to our two COVID-19 studies during the first quarter of 2021.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel-related	$4,087	$4,813	$(726)
Stock-based compensation expense	4,717	7,009	(2,292)
Professional and consulting fees	2,988	2,833	155
Facility-related and other	4,559	4,022	537
Total general and administrative expenses	$16,351	$18,677	$(2,326)

General and administrative expenses decreased by $2.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in personnel-related cost of $0.7 million was primarily due to reduced headcount in our general and administrative functions. The decrease in stock-based compensation expense of $2.3 million was primarily due to the modification of the vesting provision of stock options and restricted stock units related to the resignation of our former CEO in July 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of September 30, 2021, $22.5 million was outstanding under the debt facility and $12.5 million was available for borrowing contingent upon successful completion of financing and operational milestones. On June 4, 2020, we completed a public offering (the “Offering”), pursuant to which we issued and sold 4,750,000 shares of our common stock. The aggregate net proceeds received by us from the Offering were $34.5 million, including amounts received upon the Underwriters' exercise of their over-allotment option for 185,000 shares on July 1, 2020. On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of our shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of our common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, we sold 361,299 shares of our common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions.

In January and February 2021, we sold 309,656 shares of our common stock under the ATM which resulted in aggregate net proceeds of $4.9 million after payment of commissions. As of September 30, 2021, there was $41.5 million available under the ATM. On February 8, 2021, we completed the 2021 Offering, pursuant to which we issued and sold 6,037,500 shares our common stock for aggregate net proceeds of $65.3 million, which included the full exercise of the Underwriters’ overallotment option. As of September 30, 2021, we had $55.7 million in cash and cash equivalents and an accumulated deficit of $344.2 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(59,934)	$(50,221)
Net cash used in investing activities	(693)	(3,362)
Net cash provided by financing activities	70,062	36,750
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,435	$(16,833)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, operating activities used $59.9 million of cash, due to our net loss of $70.0 million and net cash used as a result of changes in our operating assets and liabilities of $1.0 million, partially offset by non-cash charges of $11.1 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $0.1 million increase in prepaid expenses and other assets and a $1.8 million decrease in accounts payable, partially offset by a $1.0 million increase in accrued expenses and other liabilities.

During the nine months ended September 30, 2020, operating activities used $50.2 million of cash, due to our net loss of $61.6 million and net cash used as a result of changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $12.0 million. Net cash used as a result of changes in our operating assets and liabilities consisted of a $4.0 million increase in prepaid expenses and other assets, partially offset by a $3.4 million increase in accounts payable, accrued expenses and other liabilities.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor payments.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities resulted from property and equipment purchases of $0.7 million and $3.4 million, respectively.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $70.1 million, consisting primarily of proceeds from the 2021 Offering in February 2021, ATM, and proceeds from the exercise of stock options.

During the nine months ended September 30, 2020, net cash provided by financing activities was $36.8 million, consisting primarily of proceeds from the Offering in June 2020, ATM, and proceeds from the exercise of stock options.

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

Funding Requirements

Over the next several quarters, we are focusing our activities on key exploratory and clinical trials which we expect will reduce our overall expense rate. In the periods that follow, assuming the success of our clinical trials, we anticipate our expenses to increase as we progress towards larger and more pivotal clinical trials of our product candidates, with the potential for larger clinical trials and associated manufacturing. The timing and amount of our operating expenditures will depend largely on:

•
the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
the timing and outcome of regulatory review of our product candidates, including timely receipt of IND approval and equivalent regulatory approvals in other countries;
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

Contractual Obligations and Commitments

During the three months ended September 30, 2021, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are a smaller reporting company as define by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. You should carefully consider the information contained in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2020 and the other filings we make with the SEC. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 as filed with the SEC on March 3, 2021, and are incorporated by reference herein.

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

KALEIDO BIOSCIENCES, INC.
Date: November 1, 2021	By:	/s/ Daniel L. Menichella
Daniel L. Menichella
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2021	By:	/s/ William Duke, Jr.
William Duke, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)