Form 10-K
period 2021-12-31
Kaleido Biosciences, Inc.
filed 2022-04-01
CIK 1751299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $142.28 million based on the closing price of the registrant’s common stock on June 30, 2021. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 31, 2022, there were 42,622,559 shares of registrant’s common shares outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements that involve risks and uncertainties. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
success in retaining, or changes required in, our officers, key employees or directors;
•
our public securities' potential liquidity and trading;
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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation.
•
We may not realize any additional value in a strategic transaction.
•
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such a transaction.
•
The impact and results of our ongoing strategic process are uncertain and may not be successful.
•
We may become involved in securities class action litigation that could divert management's attention and harm the company's business, and insurance coverage may not be sufficient to cover all costs and damages.
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
•
We are very early in our development efforts. Our drug product candidates will require significant additional preclinical and clinical development before we seek regulatory approval for and launch a drug product commercially. If we elect to bring product candidates to market as non-drug products, additional development would be required, and all of our product candidates may require significant interactions with regulatory authorities and investments before their respective commercial launches. If we are unable to advance our product candidates to final development, meet regulatory requirements, including obtaining regulatory approval, where applicable, or ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
We face significant competition from other healthcare companies, and our operating results will suffer if we fail to compete effectively.
•
COVID-19 and COVID related events may materially and adversely affect our business and our financial results.
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

Item 1. Business

Overview

We have initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors, including an investment banker to act as a strategic advisor for this process. Potential strategic alternatives that may be evaluated include a sale or merger of the Company or securing additional financing or partnerships that would enable further development of our programs. There can be no assurance that this strategic review process will result in our pursuing any transaction or that any transaction, if pursued, will be completed. We aim to run this strategic review process into mid-April 2022. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities will likely suffer a total loss of their investment.

We are a clinical-stage healthcare company with a differentiated, chemistry-driven approach focused on leveraging the microbiome to treat disease and improve human health. We have built a human-centric proprietary product platform for discovery and development that we believe will enable the advancement of a broad portfolio of novel product candidates. Our product candidates are Microbiome Metabolic Therapies (“MMT” or “MMTs”) which are designed to modulate the metabolic output and profile of the microbiome by driving the function and composition of existing microbes. We have an industrialized approach to the discovery and development of MMTs, and our initial MMTs are targeted glycans. Each targeted glycan is an ensemble of complex carbohydrates that is intended to modulate microbial metabolism and community composition to drive a specific biological response. We believe our MMTs have the potential to be novel treatments across a variety of diseases and conditions.

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

We have developed proprietary synthetic chemistry technologies that allow us to create MMT candidates. We believe the key characteristics of our MMT candidates include that they are orally administered, have limited systemic exposure and are selectively metabolized, structurally diverse, readily scalable, novel and proprietary. We believe that each of our MMT candidates works through one or more mechanisms of action, including selectively targeting the resident microbiome to restore gut-immune homeostasis.

Utilizing our proprietary product platform, we have created a library of more than 1,500 MMT candidates to probe the structure-activity relationships of our MMTs. Our MMT candidates and aspects of the proprietary product platform are supported by our expanding intellectual property portfolio, that includes fifteen U.S. patents, four European Patent Office, or EPO, patents and more than 115 non-provisional applications pending worldwide.

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

Abbreviated development may be possible because in some cases MMTs are synthesized from naturally occurring carbohydrate monomers, are orally administered with limited systemic exposure and can be designated as Generally Recognized as Safe (GRAS). This enables us to gain valuable insights into our MMT candidates’ effects on the microbiome and human health before choosing to allocate additional time and capital to proceed to develop a drug product candidate under an IND or regulatory equivalent outside the United States. In August 2021, we received a warning letter from the FDA for failure to submit an IND prior to conducting two clinical studies, K031 and K032, of KB109 in subjects with COVID-19. Receipt of this warning letter raises doubt that we will be able to conduct future clinical studies of our product candidates utilizing this pathway.

We, and our wholly owned subsidiaries, Cadena Bio, Inc. and Kaleido Biosciences Securities Corporation (collectively referred to as the “Company”) were incorporated in Delaware on January 27, 2015 and have a principal place of business in Lexington, Massachusetts.

Our Strategy

Our immediate strategy is to:

•
Continue our strategic process to explore strategic alternatives. We have initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors, including an investment bank, to act as strategic advisors for this process. Potential strategic alternatives that may be evaluated include a sale or merger of the Company or securing additional financing or partnerships that would enable further development of our programs. There can be no assurance that this strategic review process will result in our pursing any transaction or that any transaction, if pursed, will be completed. We aim to run this strategic review process into mid-April 2022.

In the event that our strategic process is successful, key elements of our strategy are to:

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
•
Further strengthen and expand our intellectual property portfolio.
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
•
Readily scalable — Our MMT candidates are produced using proprietary, standard small molecule unit operations. These methods have been proven scalable.
•
Novel and proprietary — Our MMT candidates are protected by what we believe to be a robust intellectual property portfolio, including by composition of matter and method of use patents.

We believe that our MMT candidates work through one or more mechanisms of action that may have profound effects on human health in a variety of diseases and adverse conditions, including by selectively targeting the resident microbiome to restore gut-immune homeostasis.

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

We conducted a non-IND clinical study evaluating MMT candidate KB295 in patients with mild-to-moderate UC. In this non-IND open label, single arm clinical study patients with mild-to-moderate UC received KB295 for eight weeks titrated up to 40g twice daily and then enter a one-month follow-up period. The study evaluated the safety and tolerability of KB295 and other assessments including the Simple Clinical Colitis Activity Index composite score, changes in microbiome composition and biomarkers of inflammation.

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

Future pipeline opportunities

If sufficient funding were available, we could pursue a number of opportunities beyond our initial pipeline. Our proprietary product platform is designed to generate the knowledge and insights required to support discovery and development work in a wide range of areas, including where evidence of a link to the microbiome exists but the biology is not yet fully defined. We believe that these areas of more complex microbiome-human biology present an opportunity to leverage our human-centric discovery and development approach and computational expertise.

We have or have had programs in discovery, including work in ulcerative colitis, psoriasis, atopic immune disease, chronic obstructive pulmonary disease ("COPD"), pathogens, and immuno--oncology. Correlative data has been published for each of these areas suggesting that the microbiome plays a critical role, and our discovery efforts have been largely focused on either establishing a mechanistic hypothesis or establishing and optimizing an ex vivo screen to address these opportunities. Some of this work has been conducted through collaborations, including with Institute Gustave Roussy in Paris exploring the potential of MMTs to improve the outcome of immune checkpoint inhibitor (“ICI”) treatment, with Jeffrey Gordon at Washington University (St. Louis) studying the mechanisms by which selected MMT candidates are metabolized by the gut microbiome and the impact on key functions in the host, and with Janssen focusing on decreasing the risk of the development of child-onset atopic diseases, including food allergies. We will advance MMT candidates once identified for future pipeline opportunities.

As of the date of this Annual Report on Form 10-K, given the strategic process we are running, our active development initiatives are extremely limited.

Manufacturing

We have developed proprietary methods for the manufacture of MMT candidates that we believe are scalable and transferable to current good manufacturing practice requirements (“cGMP”). Our MMT candidates are synthesized and isolated using standard small molecule unit operations. The manufacturing process produces bulk MMT candidates suitable for oral administration in a variety of forms, including liquids and spray dried powders in sachets. In addition, we have established robust analytical methods to assess the identity and purity of our MMT candidates. We believe that these controlled manufacturing processes and analytical methods will allow us to produce and release cGMP batches of material with consistent quality.

We would rely on third-party manufacturers for the GMP production of larger quantities of MMT candidates for clinical trials.

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

Patent portfolio

Our patent portfolio includes patent applications in varying stages of prosecution in the United States and selected jurisdictions outside of the United States. As of March 31, 2022, our patent portfolio in total consisted of fifteen issued U.S. patents, four issued European patents, twenty-two issued patents in other jurisdictions (Argentina, Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Indonesia, Israel, Malaysia, Mexico, New Zealand, Philippines, Singapore and South Africa), and over 115 pending non-provisional applications (U.S., EP and other jurisdictions), which include claims directed to compositions, methods of use and manufacturing processes. All patents are owned by us. Certain patents and patent applications described above are licensed exclusively to Midori USA, Inc. for use in the animal health field.

The patent portfolio includes patents and applications (numbers for U.S. and Europe only) with claims directed to the following:

MMT platform

We own seven issued U.S. patents (U.S.11,169,101; 10,752,705; 10,131,721; 9,205,418; 9,079,171; 8,476,388; and 8,466,242), two issued EP patents (EP 3071235 and EP 2681247), and several pending patent families (with national, non-provisional applications) containing composition of matter, method of making and use claims related to our MMT platform and KB195, KB174, KB109, and KB295. The issued patents in the earliest of these families are expected to expire in 2032, not including any patent term adjustments and any patent term extensions.

COVID-19

We own one pending PCT application containing composition of matter, method of treatment and use claims related to our COVID-19 program and KB109. The issued patents in the earliest of these families are expected to expire in 2038, not including any patent term adjustments and any patent term extensions.

Ulcerative Colitis

We own one issued U.S. patent (U.S. 10,881676), pending national, non-provisional applications containing composition of matter, method of treatment and use claims related to our ulcerative colitis program and KB295. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

Urea Cycle Disorders ("UCD") and Hepatic Encephalopathy ("HE")

We own one issued U.S. patent (U.S. 9,901,595), and several pending national, non-provisional application containing composition of matter, method of treatment and use claims related to our UCD and HE programs and KB195 and KB174. The issued patents in the earliest of these families are expected to expire in 2036, not including any patent term adjustments and any patent term extensions.

Pathogen

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

Coverage and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors that payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;

•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the medicinal product on the market. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Other Healthcare and Privacy Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•
The Anti-Kickback Statute prohibits for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, provide or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order, arrangement or prescription of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute.
•
Federal civil and criminal false claims laws, and civil monetary penalty laws including the federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false, fictitious, or fraudulent claims for payment by a federal healthcare program; or knowingly making a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly and improperly avoiding, decreasing or knowingly concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, with respect to drug products, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, or promoting a product off-label. Claims that include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False

Claims Act. Any future marketing and activities relating to the reporting of wholesaler or estimated retail prices for drug products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.
•
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully falsifying, concealing or covering up by trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rules published January 2013, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for information related to certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
•
Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•
Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•
Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies implement compliance to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. Data privacy and security laws and regulations in foreign jurisdictions may also be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018).

Current and Future Healthcare Reform Legislation

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In particular, in 2010 the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

The Bipartisan Budget Act of 2018 also amends the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” which will shift costs for name brand drugs away from Part D participants back to the manufacturers, which could have a negative effect on our profits in the event any of our products receive FDA approval and CMS reimbursement. Similarly, CMS recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS has finalized a rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was became effective January 1, 2019.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Human Capital

As of December 31, 2021, we had 76 full-time employees, of which 25 have Ph.D. or M.D. degrees and 58 were engaged in research and clinical development activities. The remaining employees were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We also engage consultants and temporary workers when needed. The majority of our employees were based in Lexington, MA. No employees were represented by labor unions or subject to collective bargaining agreements. We consider our relationships with our employees to be very strong.

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

We are committed to developing policies that promote awareness and behaviors to ensure fair treatment and equality of opportunity, building a culture of diversity and inclusion, and proactively addressing inequality. In line with our core value of collaboration as noted above, we strive to foster an inclusive culture and actively seek diverse perspectives as we believe diverse experiences and expertise enriches our way of thinking and is essential to achieving our goals. This includes policies and practices that uphold these principles throughout the sourcing, hiring, compensation and assessment of candidates and the retention of our employees.

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

On June 4, 2020, we completed a public offering (the “Offering”), pursuant to which we issued and sold 4,750,000 shares of our common stock. We received aggregate net proceeds received from the offering were $34.4 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. During the year ended December 31, 2020, we sold 361,299 shares of our common stock under the at-the-market public offering (the "ATM") which resulted in aggregate net proceeds of $3.4 million after payment of related commissions. In January and February 2021, we sold 309,656 shares of our common stock under the ATM which resulted in aggregate net proceeds of $4.9 million. As of December 31, 2021, there was $41.5 million available under the ATM.

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

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transactions that we may consummate in the future could have negative consequences. If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities will likely suffer a total loss of their investment.

In addition to our efforts, if any, to pursue clinical development of our product candidates, we also continue to evaluate all potential strategic options for the company, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. If we are unable to consummate a strategic transaction, our Board may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities will likely suffer a total loss of their investment.

We may not realize any additional value in a strategic transaction.

Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In January 2022, we undertook an organizational restructuring that reduced our workforce in order to conserve our capital resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

The impact and results of our ongoing strategic process are uncertain and may not be successful.

Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the company and its stockholders. There can be no assurance, however, that the company’s current strategic direction, or the board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.

In addition, given the substantial restructuring of our operations over the past several years, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

We may become involved in securities litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks related to our business, technology and industry

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce terminate the scope of our development programs and/or limit or cease and wind-down our operations if we are unable to obtain additional funding. As of December 31, 2021, we had cash and cash equivalents totaling $38.5 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K. We will require additional capital to sustain our operations, including our development programs. We expect to seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources that may be identified through our strategic process. However, there can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. These factors raise substantial doubt about our ability to continue as a going concern.

The terms of our loan and security agreement with Hercules Capital require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On December 31, 2019, we entered into a loan and security agreement, or the Loan Agreement, with the several banks and other financial institutions or entities, or the Lenders, and Hercules Capital, Inc., in its capacity as administrative and collateral agent for itself and the Lenders party to the Loan Agreement. The loan advanced under the Loan Agreement, or the Term Loan, is secured by a security interest covering our assets, other than our intellectual property and other customary collateral exclusions. The Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and comply with all applicable laws, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan Agreement or any future debt facility, the Lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock. The Lenders could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the Loan Agreement. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Repayment of the amount of the remaining Term Loan will require a significant amount of cash, and we may never have sufficient resources to make payments on our indebtedness.

Our ability to pay the principal of and/or interest on the Term Loan will require a significant inflow of cash from either operations, financings, or other strategic transactions. We have no product candidates approved for commercial sale and do not expect to for the foreseeable future. Since we do not expect to generate any near term cash flow for product sales, in order to repay the Term Loan, we would be required to adopt and implement one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance the Term Loan or other future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Term Loan.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage healthcare company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, as necessary, and become commercially viable. Our lead product candidates are currently in clinical development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2015. For the years ended December 31, 2021 and 2020, we reported net losses of $90.3 million and $81.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $364.5 million. If we are able to continue as a going concern, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development, preclinical studies, clinical studies and clinical trials of our current and future product candidates, to validate the manufacturing process and establish specifications for our product candidates, to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of December 31, 2021, we had $38.5 million of cash and cash equivalents on hand. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

All of our initial product candidates for which we make a drug development path decision, including any targeting ulcerative colitis ("UC") , will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a therapeutic product commercially.

For any product candidate that we choose to develop as a drug product candidate, our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates, KB109 and KB295, as a drug.

We are currently planning for a Phase 2 clinical trial of KB295 focused on ulcerative colitis. While we have completed preclinical work to support the filing of an IND with the FDA and to file similar clinical trial applications outside of the United States, we have not yet submitted those applications and there is no surety that they will be accepted if filed. If our applications are submitted and accepted, the ulcerative colitis program will require additional clinical development, regulatory review and approval in multiple jurisdictions or identification of alternate non-therapeutic regulatory pathways, substantial investment, access to sufficient validated and cGMP compliant commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KB295 is our most advanced product candidate, if KB295 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans, including for other product candidates, and business would be significantly harmed.

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

We are developing our proprietary product platform to systematically direct functional outputs of the microbiome organ. However, our proprietary product platform has not yet, and may never lead to, FDA approved or commercialized products. We are developing our initial product candidates and additional product candidates that we intend to use in a number of areas of health and disease, including UC and COPD. We may have problems applying our technologies to these other areas, and our product candidates may not demonstrate a comparable ability in treating disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of our inability to manufacture the compounds, limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

If we are to continue as a going concern, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

If we continue as a going concern and if our research, development, manufacturing and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive healthcare industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business to continue as a going concern.

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

The recent COVID-19 pandemic was first reported in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19, including the identification of novel strains of COVID-19, could adversely impact our operations, including our ability to initiate or complete clinical trials, manufacture sufficient supply of our product candidates or to manufacture our product candidates at sufficient scale for commercialization. Any delay in operations could adversely affect our ability to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results. For example, because of limitations on patient visits and the impact on new enrollment due to the COVID-19 pandemic, a Phase 2 clinical trial of one of our prior product candidates was delayed.

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

For our drug product candidates, our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. See section entitled “Business – Government Regulation – Other Healthcare and Privacy Laws.”

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming, costly, and can divert a company's attention from the business.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations.

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

Additionally, if we continue as a going concern, we intend to contract with third parties to conduct some of our clinical trials outside the United States, which will subject us to additional risks and regulations. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We currently have no marketing and sales organization and have no experience in marketing products for therapeutic or other non-drug uses. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products for therapeutic or other uses. If we continue as a going concern, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other healthcare companies to recruit, hire, train and retain marketing and sales personnel.

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

As of December 31, 2021, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $318.6 million and $348.4 million, respectively. Federal NOLs of $38.8 million, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized and the remaining NOL of $279.8 million, generated after 2018 will be carried forward indefinitely and could be used up to 80% of taxable income of each future tax year. The Commonwealth of Massachusetts does not follow federal on NOL carryforwards and as such the Company’s Massachusetts NOLs of $271.6 million will expire in at various times starting in 2035. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $6.5 million and $3.6 million respectively, both of which expire at various dates through 2040. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors—Risks Related to Our Business, Technology and Industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Unstable market, political, and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2021, we had cash and cash equivalents of approximately $38.5 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The FDA may determine that the only pathway for conducting clinical studies is under an IND. Any such determination could prevent our reliance on existing regulatory frameworks to conduct clinical studies for other product candidates and could significantly increase the cost of and delay the commercialization of our product candidates for therapeutic applications. If the FDA were to disagree with our determination that we may conduct clinical studies in advance of filing an IND, they could ask us to halt any clinical trials we have commenced. For example, on August 27, 2021 we received a warning letter from the FDA for failure to submit an IND prior to conducting two clinical studies., K031 and K032, of KB109 in subjects with COVID-19. The warning letter followed receipt of a Form FDA 483 that was provided to us in March 2021 at the conclusion of a clinical inspection. The Form FDA 483 and warning letter were each based on a single observation that we failed to submit an IND for the conduct of these studies.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as those we are developing.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Business – Government Regulation– Current and Future Healthcare Reform Legislation.”

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our therapeutic products in the European member states.

We may seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures. In some countries, we may also be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For instance, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. As currently written, the CCPA may impact our business activities; however, there continues to be uncertainty about how the law will be interpreted and enforced. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

In addition, we may obtain health information from third parties (including research institutions from which we obtain Clinical Trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to Protected Health Information, or PHI, that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information and ensure the confidentiality, integrity and availability of electronic PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. The United States Office of Civil Rights may impose penalties on a covered entity for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. These penalties include significant civil monetary penalties, criminal penalties and, in certain instances, imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Furthermore, in the event of a breach as defined by HIPAA, the covered entity has specific reporting requirements under HIPAA regulations. In the event of a significant breach, the reporting requirements could include notification to the general public. Enforcement activity can result in reputational harm, and responses to such enforcement activity can consume significant internal resources. Additionally, if we are unable to properly protect the privacy and security of PHI, we could be found to have breached our contracts. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data or, in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical study and clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Following the U.K.’s withdrawal from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into United Kingdom law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the European Economic Area remain free flowing.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly execute our business plans.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of March 31, 2021, our patent portfolio in total consisted of fifteen issued U.S. patents, four issued European patents, twenty-two issued patents in other jurisdictions (Argentina, Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Indonesia, Israel, Malaysia, Mexico, New Zealand, Philippines, Singapore and South Africa), and approximately 115 pending non-provisional applications (U.S., EP and other jurisdictions), which include claims directed to compositions, methods of use, and manufacturing processes. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The facilities used to manufacture our product candidates that we develop as therapeutic product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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
•
current and future third parties may not perform their obligations as expected, including as a result of impacts due to the COVID-19 pandemic;
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

Risks related to our common stock

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on February 28, 2019, our stock price has traded at prices as low as $1.30 per share and as high as $20.50 per share through March 25, 2022. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Holders of Our Common Stock

As of March 31, 2022, there were approximately 67 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

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

We have initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors, including an investment bank to act as a strategic advisor for this process. Potential strategic alternatives that may be evaluated include a sale or merger of the Company or securing additional financing or partnerships that would enable further development of our programs. There can be no assurance that this strategic review process will result in our pursuing any transaction or that any transaction, if pursued, will be completed. We aim to run this strategic review process into mid-April 2022. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities will likely suffer a total loss of their investment.

We have or have had active programs in discovery, including work in ulcerative colitis, psoriasis, atopic immune disease, COPD, pathogens, and immuno-oncology aimed at expanding our MMT platform and clinical pipeline in 2022 and beyond.

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

We have incurred significant net losses since inception and expect to continue to incur net operating losses for the foreseeable future. If we are able to continue as a going concern, we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2021, we had $38.5 million in cash and cash equivalents and an accumulated deficit of $364.5 million. Based on our current operating plans, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the beginning of the second quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity or debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report.

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

Recent Developments

In January 2022, we enacted a restructuring plan to reduce our operations to preserve financial resources, resulting in a reduction of our workforce by up to 20 positions. As a result, we incurred costs of $0.30 million that consisted of severance benefits for the affected employees and other restructuring costs.

On March 25, 2022, we entered into an amendment to our Loan and Security Agreement with Hercules, pursuant to which we made an immediate payment of $15 million of the Tranche 1 Advance without any prepayment penalty.

This amendment also extended the interest only period of the term loan through April 1, 2023 and removed the minimum cash covenant that was previously in place.

Additionally, we have initiated a process to evaluate strategic alternatives in order to maximize shareholder value. There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We aim to run this process into mid-April 2022. If the strategic process is unsuccessful, our Board may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities will likely suffer a total loss of their investment.

As of the date of this Annual Report on Form 10-K and given the strategic process we are running, our active development initiatives are extremely limited.

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

The collaboration revenue recognized in 2020 and 2021 relates to a research collaboration with Janssen’s World Without Disease Accelerator, part of the Janssen Pharmaceutical Companies of Johnson & Johnson. The collaboration explores the potential for Kaleido’s Microbiome Metabolic Therapies (MMT™) to prevent the onset of childhood allergy and other atopic, immune and metabolic conditions by driving specific microbiome features which support an appropriate maturation of the infant immune system. We do not expect the total revenue under this arrangement to be material in the aggregate.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration Revenue	$1,104	$975	$129
Operating expenses:
Research and development	67,803	55,967	11,836
General and administrative	20,968	23,882	(2,914)
Total operating expenses	88,771	79,849	8,922
Loss from operations	(87,667)	(78,874)	(8,793)
Other income (expense)
Interest income	72	249	(177)
Interest expense	(2,838)	(2,802)	(36)
Other expense	145	(193)	338
Total other income (expense), net	(2,621)	(2,746)	125
Net loss	$(90,288)	$(81,620)	$(8,668)

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel-related	$16,284	$15,585	$699
Stock-based compensation expense	4,451	3,820	631
External manufacturing and research	23,823	16,537	7,286
Laboratory supplies and research materials	2,560	2,060	500
Professional and consulting fees	9,140	7,149	1,991
Facility-related and other	11,545	10,816	729
Total research and development expenses	$67,803	$55,967	$11,836

Research and development expenses increased by $11.8 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase in external manufacturing and research of $7.3 million was primarily due to an increase in production of material for use in our clinical studies. The increase in professional and consulting fees of $2.0 million was primarily the result of increased spend related to our studies.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel-related	$5,068	$6,081	$(1,013)
Stock-based compensation expense	5,891	8,864	(2,973)
Professional and consulting fees	3,913	3,559	354
Facility-related and other	6,096	5,378	718
Total general and administrative expenses	$20,968	$23,882	$(2,914)

General and administrative expenses decreased by $2.9 million for the year ended December 31, 2021 as compared to the same period in 2020. The decrease in personnel-related costs of $1.0 million was primarily due to reduced headcount in our general and administrative functions. The decrease in stock-based compensation expense of $3.0 million was primarily due to the modification of the vesting provision of stock options and restricted stock units related to the resignation of our former CEO in July 2020.

Interest Income

Interest income for the year ended December 31, 2021 was $0.1 million compared to $0.2 million in the year ended December 31, 2020. Interest income decreased primarily as a result of lower average cash balance during 2021 and lower interest rates due to market conditions. Interest income in future periods will fluctuate based upon the amount of invested cash available and interest rates.

Interest expense

Interest expense for the year ended December 31, 2021 and 2020 was $2.8 million. The 2021 interest expense is related to our credit agreement with Hercules Capital, Inc.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities, private placement of our convertible preferred stock and borrowings of long-term debt. As of December 31, 2021, $22.5 million was outstanding under the debt facility. In March 2019, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of common stock. We received aggregate net proceeds of $69.8 million, after deducting underwriting discounts and commissions, but before deducting offering costs totaling $3.8 million. On June 4, 2020, the Company completed a public offering (the “Offering”), pursuant to which it issued and sold 4,750,000 shares of the common stock. The aggregate net proceeds received by the Company from the Offering were $34.5 million, including 185,000 shares exercised on July 1, 2020 for the Underwriters’ option. On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions. During the year ended December 31, 2021, the Company has sold 309,656 shares of its common stock under the ATM which resulted in aggregate net proceeds of $4.9 million. As of December 31, 2021, there was $41.6 million available under the ATM.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”) including the Underwriters’ overallotment option, pursuant to which it issued and sold 6,037,500 shares our common stock for aggregate net proceeds of $65.3 million.

As of December 31, 2021, we had $38.5 million in cash and cash equivalents and an accumulated deficit of $364.5 million. Based on our current operating plans inclusive of the January 2022 restructuring plan, March 2022 Loan and Security Agreement Amendment, and strategic review process, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the beginning of the second quarter of 2022. We will require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our MMT candidates. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(77,094)	$(61,518)
Net cash used in investing activities	(691)	(4,024)
Net cash provided by financing activities	70,037	40,399
Net decrease in cash, cash equivalents and restricted cash	$(7,748)	$(25,143)

Net Cash Used in Operating Activities

During the year ended December 31, 2021, operating activities used $77.1 million of cash, due to our net loss of $90.3 million and net cash used by changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $13.5 million. Net cash used by our operating assets and liabilities primarily consisted a $0.4 million decrease in accrued expenses and other liabilities and a $0.2 million increase in prepaid and other assets, partially offset by a $0.3 million increase in accounts payable.

During the year ended December 31, 2020, operating activities used $61.5 million of cash, due to our net loss of $81.6 million, partially offset by non-cash charges of $15.6 million and net cash provided by changes in our operating assets and liabilities of $4.5 million. Net cash provided by our operating assets and liabilities primarily consisted of a $5.0 million increase in accounts payable, accrued expenses and other liabilities, partially offset by a $0.5 million increase in prepaid expenses and other assets.

Changes in prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities were generally due to the advancement of our research programs and the timing of vendor invoices and payments.

Net Cash Used in Investing Activities

During the years ended December 31, 2021, net cash used in investing activities was $0.7 million due to $1.1 million due to purchases of property and equipment, partially offset by $0.4 million cash proceeds from sale of property and equipment.

During the years ended December 31, 2020, net cash used in investing activities was $4.0 million, respectively, due to purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $70.0 million, consisting primarily of proceeds from the 2021 Offering in February 2021, ATM, and proceeds from the exercise of stock options.

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

The facility carries a 48-month term with interest only payments on the outstanding principal for the first 18 months, which can be extended to up to 24 months, depending on the achievement of certain performance milestones. The Term Loan will mature in January 2024 and bears an interest rate of equal to the greater of (a) 9.35% and (b) 9.35% plus the Wall Street Journal prime rate minus 3.25%. The Credit Agreement contains a $15 million Minimum Cash Covenant and is subject to mandatory prepayment provisions that require prepayment upon the occurrence of a Change in Control event (as defined in the Credit Agreement). The Credit Agreement was amended on March 25, 2022. See “-Recent Developments.”

Funding Requirements

If we are able to continue as a going concern, over the next several quarters we will focus our activities on key exploratory and clinical studies and clinical trials which we expect will reduce our overall expense rate. In the periods that follow, assuming the success of our clinical studies and clinical trials, we anticipate our expenses to increase as we progress towards larger and more pivotal clinical studies and clinical trials of our product candidates, with the potential for larger clinical studies, clinical trials and associated manufacturing. The timing and amount of our operating expenditures will depend largely on:

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined under applicable SEC rules.

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

Item 8. Consolidated Financial Statements and Supplementary Data

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Kaleido Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaleido Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 31, 2022

We have served as the Company’s auditor since 2017.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$38,474	$46,222
Asset held for sale	254	—
Prepaid expenses and other current assets	3,583	2,499
Total current assets	42,311	48,721
Property and equipment, net	5,665	8,462
Restricted cash	2,161	2,161
Total assets	$50,137	$59,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,670	$5,389
Accrued expenses and other current liabilities	7,868	8,636
Current term debt, net of unamortized debt discount	16,144	2,634
Total current liabilities	29,682	16,659
Long term debt, net of unamortized debt discount	5,550	18,375
Other liabilities	4,298	3,814
Total liabilities	39,530	38,848
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred shares, $0.001 par value, 10,000,000 authorized; no shares issued or outstanding	—	—
Common shares, $0.001 par value, 150,000,000 shares authorized; 42,596,037 and 36,022,811 shares issued and shares outstanding at December 31, 2021 and 2020, respectively	43	36
Additional paid-in capital	375,031	294,639
Accumulated deficit	(364,467)	(274,179)
Total stockholders' equity	10,607	20,496
Total liabilities and stockholders’ equity	$50,137	$59,344

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenue:
Collaboration revenue	$1,104	$975
Operating expenses:
Research and development	67,803	55,967
General and administrative	20,968	23,882
Total operating expenses	88,771	79,849
Loss from operations	(87,667)	(78,874)
Other (expense) income:
Interest income	72	249
Interest expense	(2,838)	(2,802)
Other income (expense)	145	(193)
Total other income (expense), net	(2,621)	(2,746)
Net loss	$(90,288)	$(81,620)
Net loss per share —basic and diluted	$(2.16)	$(2.44)
Weighted-average common shares outstanding —basic and diluted	41,859,993	33,450,213

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2020	30,127,846	$30	$241,412	$(192,559)	$48,883
Issuance of common stock, net of issuance costs of $2,731	5,296,299	5	37,751	—	37,756
Exercise of stock options	597,416	1	2,789	—	2,790
Stock-based compensation	—	—	12,684	—	12,684
Vesting of restricted shares	1,250	—	3	—	3
Net loss	—	—	—	(81,620)	(81,620)
Balance at December 31, 2020	36,022,811	36	294,639	(274,179)	20,496
Issuance of common stock, net of issuance costs of $4,512	6,347,156	6	69,919	—	69,925
Exercise of stock options	120,293	1	470	—	471
Stock-based compensation	—	—	10,342	—	10,342
Common stock issued upon vesting of restricted stock units, net of 45,102 shares withheld for employee taxes	105,777	—	(339)	—	(339)
Net loss	—	—	—	(90,288)	(90,288)
Balance at December 31, 2021	42,596,037	$43	$375,031	$(364,467)	$10,607

The accompanying notes are an integral part of these consolidated financial statements.

KALEIDO BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(90,288)	$(81,620)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,358	1,823
Stock-based compensation	10,342	12,684
Amortization of debt discount	705	696
Non-cash interest expense	181	181
(Gain) loss on disposal of fixed asset	(129)	167
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(150)	(459)
Accounts payable	281	3,301
Accrued expense and other liabilities	(394)	1,709
Net cash used in operating activities	(77,094)	(61,518)
Investing activities:
Purchase of property and equipment	(1,129)	(4,024)
Cash proceeds from sale of property and equipment	438	—
Net cash used in investing activities	(691)	(4,024)
Financing activities:
Payments of issuance and extinguishment costs related to debt	(20)	(79)
Proceeds from exercise of stock options	471	2,790
Payments related to capital lease	—	(68)
Issuance of common stock, net of issuance costs	69,925	37,756
Net settlement of vested restricted stock units to fund related employee statutory tax withholdings	(339)	—
Net cash provided by financing activities	70,037	40,399
Net decrease in cash, cash equivalents, and restricted cash	(7,748)	(25,143)
Cash, cash equivalents, and restricted cash, beginning of year	48,383	73,526
Cash, cash equivalents, and restricted cash, end of year	$40,635	$48,383
Supplemental cash flow information
Interest paid	$2,133	$1,925
Supplemental disclosure of non-cash investing and financing activities
Vesting of restricted stock	$—	$3
Purchase of property and equipment in accounts payable and accrued expenses	$—	$71
Receivables for sale of property and equipment in prepaid expenses and other current assets	$934	$—

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

On August 4, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with a sales agent for the sale of up to $50.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering (the “ATM”). The sales agent is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of the Company’s common stock pursuant to the Sales Agreement. During the year ended December 31, 2020, the Company sold 361,299 shares of its common stock under the ATM which resulted in aggregate net proceeds of $3.4 million after payment of related commissions. During the year ended December 31, 2021, the Company has sold 309,656 shares of its common stock under the ATM which resulted in aggregate net proceeds of $4.9 million. As of December 31, 2021, there was $41.6 million available under the ATM.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”) including the Underwriters’ overallotment option, pursuant to which the Company issued and sold 6,037,500 shares of common stock for net proceeds of $65.3 million.

During the years ended December 31, 2021 and 2020, the Company incurred net losses of $90.3 million and $81.6 million, respectively, and reported cash used in operations totaling $77.1 million and $61.5 million, respectively. As of December 31, 2021, the Company had cash and cash equivalents of $38.5 million. Management believes the Company has sufficient cash and cash equivalents or borrowing capacity to fund operating expenses and capital expenditures into the beginning of the second quarter of 2022.

In January 2022, we enacted a restructuring plan to reduce our operations to preserve financial resources, resulting in a reduction of our workforce by up to 20 positions. As a result, we incurred costs of $280,000 that consisted of severance benefits for the affected employees and other restructuring costs.

On March 25, 2022, we entered into an amendment to our Loan and Security Agreement with Hercules, pursuant to which we made an immediate payment of $15 million of the Tranche 1 Advance without any prepayment penalty. This amendment also extended the interest only period of the term loan through April 1, 2023 and removed the minimum cash covenant that was previously in place.

Additionally, we have initiated a process to evaluate strategic alternatives in order to maximize shareholder value. There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We aim to run this process into mid-April 2022.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash equivalents as of December 31, 2021 consisted only of money market funds. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

The following table presents securities that have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive due to the net losses:

	As of December 31,
	2021	2020
Options to purchase common stock	7,151,081	6,978,447
Unvested restricted stock units	233,287	316,249
	7,384,368	7,294,696

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

Accounting Pronouncements Issued and Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to record most leases on the balance sheet but recognize expense in a manner similar to the current standard. The Company will use a modified retrospective approach of adoption for leases.

The Company adopted the new leasing standard effective January 1, 2022, using the modified retrospective transition approach and utilizing the effective date as the date of initial application. As a result, prior periods will be presented in accordance with the previous guidance in ASC 840. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. In connection with the adoption of ASC 842, the Company will record a lease liability of $36.6 million related to its existing office lease and a corresponding right-of-use asset of $33.9 million. Existing deferred rent and prepaid rent amounts will be removed from the consolidated balance sheets at the date of adoption. The adoption of the standard will have a material impact on our consolidated balance sheet but will not have material impact to the Company's consolidated statements of operations or statement of cash flows.

3. Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$25,417	—	—	$25,417
Total	$25,417	—	—	$25,417

	Fair Value Measurement as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included within cash and cash equivalents	$45,410	—	—	$45,410
Total	$45,410	—	—	$45,410

The fair value of money market funds was measured by the Company based on quoted market prices. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Financial Instruments Not Recorded at Fair Value The carrying value of cash, cash equivalents, restricted cash, accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the long-term debt approximates fair value as evidenced by the 2021 amendment to the loan and security agreement and the latest refinancing.

4. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory equipment	$7,438	$6,843
Office and computer equipment	1,586	1,590
Leasehold improvements	1,922	1,910
Construction in process	190	1,612
Property and equipment – at cost	11,136	11,955
Less accumulated depreciation and amortization	(5,471)	(3,493)
Property and equipment – net	$5,665	$8,462

Depreciation and amortization expense was $2.4 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company recorded gross fixed asset disposal of $1.6 million and related accumulated depreciation of $0.4 million. The Company also had a fixed asset sale with proceeds of $1.4 million of which $0.9 million was included in prepaid and other current assets as a receivable. During the year ended December 31, 2020, the Company recorded gross fixed asset disposal of $1.1 million and related accumulated depreciation of $0.9 million.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Payroll and benefits	$1,883	$2,943
Consulting service	291	1,049
Legal service	100	173
Research and development	4,231	3,010
Deferred revenue	828	498
Interest	181	181
Other	354	782
	$7,868	$8,636

6. Debt Financing

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

On April 30, 2021, the Company entered into a Third Amendment to Loan and Security Agreement (the "Third Amendment"). The Third Amendment was entered into for the primary purpose of amending the Credit Agreement as follows: (i) the interest-only period was extended through January 31, 2022; (ii) the second tranche for the term loan (the "Term Loan") was reinstated and the related $5 million was available to be drawn at the Company's option on or before June 1, 2021; and (iii) the Minimum Cash Covenant was reduced from $22.5 million to $15 million. The Company incurred fees of $20,000, which was paid to the Lender on the closing date and were recoded as debt discount, which will be amortized as interest expense using the effective interest method. The Company did not exercise its option to drawn down the second tranche of the term loan.

Future principal payments under the Credit Agreement as of December 31, 2021 are as follows (in thousands):

2022	16,724
2023	5,172
2024	604
Total future principal payments	22,500
Less unamortized debt discount	806
Total balance	$21,694

On March 25, 2022, the Company entered into a Fourth Amendment to Loan and Security Agreement ("the Amendment"). The Amendment was entered into for the primary purpose of amending the Agreement as follows: (i) an immediate payment of $15 million of the Tranche 1 Advance without prepayment penalty, (ii) extended the interest only period of the term loan through April 1, 2023, (iii) removed the minimum cash covenant that was previously in place, and (iv) the ability to drawn down an additional $1.7 million tranche if Kaleido completes either an equity raise or convertible debt financing of at least $15 million of net cash proceeds following the close of the Amendment. The Company paid the immediate payment of $15 million to the lender on the closing date.

7. Commitments and contingencies

In March 2018, the Company entered into a non-cancelable ten-year lease agreement for laboratory and office space in Lexington, Massachusetts. In March 2019, the Company exercised its option to lease additional space in the building. The lease expires in 2029, subject to one option to extend the lease for 10 years.

Rent expense for the years ended December 31, 2021 and 2020 was $6.5 million and $6.9 million, respectively. Future minimum lease payments under the non-cancelable operating leases consisted of the following as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	6,207
2023	6,393
2024	6,584
2025	6,782
2026	6,985
Thereafter	18,517
$51,468

8. Stockholders’ Equity

Stock-based compensation

2019 Stock Incentive Plan

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

The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. Awards generally vest over a period up to 4 years and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 2,168,976, has increased on January 1, 2020 and will continue to increase each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. There were 3,930,009 shares available for future issuance at December 31, 2021.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective on February 27, 2019. A total of 180,748 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increased on January 1, 2020, and will continue to increase each January 1 thereafter, by the lesser of (i) 542,244 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the 2019 ESPP. No shares were issued under the 2019 ESPP in 2019. There were 842,253 shares available for future issuance at December 31, 2021.

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

The assumptions that the Company used to determine the grant-date fair value of options granted were as follows:

Years Ended December 31,
	2021	2020
Expected volatility	87.7% - 89.7%	83.5% - 105.5%
Risk-free interest rate	0.59% - 1.35%	0.15% - 1.41%
Expected term (in years)	5.50-6.43	1.39-6.32
Expected dividend yield	—%	—%

Stock Options Activity

A summary of the Company’s stock option activity and related information is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	6,978,447	$8.19	7.5	$15,565
Granted	1,617,510	7.09
Exercised	(120,293)	3.59
Canceled	(1,324,583)	11.21
Outstanding as of December 31, 2021	7,151,081	$7.46	5.34	$473
Options exercisable as of December 31, 2021	4,159,202	7.39	3.24	$473
Options vested or expected to vest as of December 31, 2021	7,151,081	7.46	5.34	$473

The weighted-average grant date fair value of the options granted during the years ended December 31, 2021 and 2020 was $5.22 and $5.51 per share, respectively. As of December 31, 2021, there was $13.4 million of unrecognized compensation expense for stock options, which the Company expects to recognize over the weighted-average remaining term of 2.62 years.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Options	Weighted Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2021	316,249	$6.76
Granted	180,686	7.24
Released	(150,880)	6.49
Canceled	(112,768)	7.42
Outstanding as of December 31, 2021	233,287	$7.00

As of December 31, 2021, there was $1.2 million of unrecognized compensation expense for the restricted stock units, which the Company expects to recognize over the weighted-average remaining term of 2.04 years.

Stock- Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Year Ended December 31,
	2021	2020
Research and development	$4,451	$3,820
General and administrative	5,891	8,864
	$10,342	$12,684

On January 20, 2021, the Company entered into a separation agreement with the former Chief Medical Officer and Head of Research and Development of the Company, which amended an existing employment agreement and provided for changes in the term of service and compensation under the agreement. The outstanding options and restricted stock units held by the former Chief Medical Officer were modified to accelerate certain vesting provisions and the period of exercisability. As a result, the Company recorded stock-based compensation expense of $2.0 million related to the incremental fair value of the modified awards during the first quarter of 2021.

9. Income Taxes

There is no provision for income taxes because the Company has historically incurred net operating losses and maintains a full valuation allowance against its deferred tax assets. The reported amount of income tax benefit for the years ended December 31, 2021 and 2020 differs from the amount that would result from applying domestic federal statutory rates to pretax losses primarily because of changes in the valuation allowance, state taxes, and the generation of research and development credits.

Significant components of the Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	Years ended December 31,
	2021	2020
Deferred tax assets
Stock-based compensation	$8,055	$5,484
Net operating loss carryforwards	103,148	64,939
Credit carryforwards	9,328	7,988
Intangible assets	169	164
Charitable contributions	2	1
Accrued expenses	1,410	1,314

Total deferred tax assets	122,112	79,890
Valuation allowance	(121,932)	(79,610)

Total net deferred tax assets	180	280

Deferred tax liabilities:
Fixed assets	(180)	(280)

Total net deferred tax liability	(180)	(280)

Total deferred tax assets (liability)	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%
Stock compensation expense	(0.8)	(1.1)
Fair value change in warrant liability	—	—
Permanent differences	—	—
Federal research and development credit	1.1	1.2
State research and development credit	0.3	0.6
State income tax, net of federal benefit	25.4	6.0
Other	(0.1)	—
Change in valuation allowance	(46.9)	(27.7)

Effective income tax rate	—%	—%

As of December 31, 2021, the Company had net operating loss (NOL) carryforwards for U.S. federal and state tax purposes of $318.6 million and $348.4 million, respectively. Federal NOLs of $38.8 million, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized and the remaining NOL of $279.8 million, generated after 2018 will be carried forward indefinitely and could be used up to 80% of taxable income of each future tax year. The Commonwealth of Massachusetts does not follow federal on NOL carryforwards and as such the Company’s Massachusetts NOLs of $271.6 million will expire in at various times starting in 2035. As of December 31, 2021, the Company also has federal research and development tax credit carryforwards of approximately $6.5 million, and state research and development tax credit carryforwards of approximately $3.6 million, which may be available to reduce future tax liabilities, and which expire at various dates through 2040.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards research and development tax credit carryforwards and capitalized expenditures. Under the applicable accounting standards, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets.

Accordingly, a full valuation allowance has been established, and the valuation allowance increased $42.3 million and $22.8 million in the years ended December 31, 2021 and 2020, respectively.

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

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2021 and 2020.

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

Under the Janssen collaboration agreement, Janssen is obligated to reimburse the Company for the costs incurred under an agreed upon research plan. Costs incurred are billed by the Company to Janssen at completion of each milestone. The Company recognizes revenue over the research period and as the performance obligation is satisfied. using total estimated hours to be incurred throughout each milestone. For the year ended December 31, 2021, the Company recognized $1.1 million as collaboration revenue under the agreement. Further, as of December 31, 2021, the Company recorded $828 as deferred revenue within other current liabilities on the Company’s consolidated balance sheets related to the Janssen collaboration agreement. The expected research term of this arrangement is expected to be completed in the second half of 2022, and the aggregate consideration is not expected to be material.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management evaluates the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 31, 2022.

NAME	AGE	POSITION(S)
Executive Officers
Daniel L. Menichella	62	President, Chief Executive Officer and Director
William Duke, Jr.	49	Chief Financial Officer
Johan van Hylckama Vlieg, Ph.D.	53	Chief Scientific Officer
Non-Employee Directors
Theo Melas-Kyriazi (1)(2)	62	Chairman of the Board of Directors
Bonnie Bassler, Ph.D. (3)	59	Director
Jean Mixer (1)(2)	55	Director
Anne Prener, M.D., Ph.D. (1)(3)	64	Director
Anthony G. Quinn, M.D., Ph.D. (2)	60	Director

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

Non-Employee Directors

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

Staggered board

In accordance with the terms of our amended and restated certificate of incorporation and amended and restated by-laws, our board of directors is divided into three staggered classes of directors and each director is assigned to one of the three classes. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in the years 2022 for Class III directors, 2023 for Class I directors and 2024 for Class II directors.

•
Our Class I director is Bonnie L. Bassler;
•
Our Class II directors are Daniel L. Menichella, Jean Mixer and Anthony Quinn; and
•
Our Class III directors are Theo Melas-Kyriazi and Anne Prener.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2021 by Section 16(a) under the Exchange Act.

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

Audit Committee

Our audit committee consists of Theo Melas-Kyriazi, Jean Mixer and Anne Prener and is chaired by Theo Melas-Kyriazi. Our board of directors has determined that all members of our audit committee meet the requirements for independence and financial literacy for audit committee member under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has designated each of Theo Melas-Kyriazi and Jean Mixer as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our fiscal year ended December 31, 2021 our next two most highly compensated executive officers in respect of their service to our company for our fiscal year ended December 31, 2021. We refer to these individuals as our named executive officers. Our named executive officers are:

•
Daniel L. Menichella, our President and Chief Executive Officer
•
William Duke, Jr., our Chief Financial Officer; and
•
Jerald Korn, our Chief Operating Officer and General Counsel;

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our fiscal years ended December 31, 2021 and 2020.

Name and Principal Positions	Year	Salary ($)		Cash Bonus ($)	Option awards ($) (1)	Non-Equity Incentive Plan Compensation $ (2)	All Other Compensation ($)		Total ($)
Daniel Menichella	2021	$540,000		$—	1,156,453	$162,000	$16,110	(3)	$1,874,563
President and Chief Executive Officer (Principal Executive Officer)	2020	118,731	(4)	—	3,777,318	49,044	$1,978	(5)	3,947,071
William Duke, Jr.	2021	432,600		—	709,773	103,824	11,166	(6)	1,257,363
Chief Financial Officer (Principal Financial Officer)	2020	420,000		100,000	527,067	142,800	11,142	(7)	1,201,009
Jerald Korn	2021	423,958		—	894,438	104,400	11,385	(8)	1,434,181
Chief Operating Officer and General Counsel	2020	385,165		—	513,629	131,207	10,602	(9)	1,040,603

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
(2)
The amounts reported represent cash incentive compensation based upon the Board’s assessment of the achievement of company and individual performance objectives for the year indicated. Cash incentive compensation for the years ended December 31, 2021 made in January 2022 and December 31, 2020 made in February 2021.
(3)
The amount reported represents $8,000 for matching contributions made in February 2022 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums, $5,379 in group term life insurance premiums in excess of statutory limits and $2,250 Massachusetts Paid Family and Medical Leave Act.
(4)
Mr. Menichella commenced employment with us in October 2020. His annual base salary for 2020 was $540,000.
(5)
The amount reported represents $683 for matching contributions made in February 2021 by the Company under its 401(k) plan, $100 in long-term disability insurance premiums, $742 in group term life insurance premiums in excess of statutory limits and $453 Massachusetts Paid Family and Medical Leave Act.
(6)
The amount reported represents $8,000 for matching contributions made in February 2022 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums, $1,043 in group term life insurance premiums in excess of statutory limits, and $1,643 Massachusetts Paid Family and Medical Leave Act.
(7)
The amount reported represents $8,000 for matching contributions made in February 2021 by the Company under its 401(k) plan, $360 in long-term disability insurance premiums, $1,188 in group term life insurance premiums in excess of statutory limits, and $1,594 Massachusetts Paid Family and Medical Leave Act.
(8)
The amount reported represents $8,000 for matching contributions made in February 2022 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums, $800 in group term life insurance premiums in excess of statutory limits, and $2,105 Massachusetts Paid Family and Medical Leave Act..
(9)
The amount reported represents $8,000 for matching contributions made in February 2021 by the Company under its 401(k) plan, $480 in long-term disability insurance premiums, $540 in group term life insurance premiums in excess of statutory limits, and $1,582 Massachusetts Paid Family and Medical Leave Act. Mr. Korn resigned from the Company in March 2022.

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

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interest of our executive officer and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentives our executive officer to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executives, including our names executive officers, and from time to time may grant equity incentive awards to them in the form of stock options.

We typically grant stock option awards at the start of employment to each executive officer and our other employees as well as on a twice annual basis for retention purposes. We award our stock options on a future date set by our board of directors at the time the board of director approves the grant. We set the option exercise price equal to the fair market value of our common stock on the date of the grant.

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

Other Employment Agreements with Executive Officers

In addition to the Menichella Agreement, we have also entered into employment agreements with each of our other executive officers, Messrs. William Duke, Jr., Johan van Hylckama Vlieg and Jerald Korn. We refer to these agreements collectively as the Executive Employments Agreements.

The current base salaries and discretionary cash incentive bonus amounts for the executives under the Executive Employment Agreements are as follows:

Executive	Title	Base Salary	Target Incentive Discretionary Bonus (%)
Daniel L. Menichella	Chief Executive Officer	$540,000	50%
William Duke, Jr.	Chief Financial Officer	432,600	40%
Johan van Hylckama Vlieg	Chief Scientific Officer	394,936	40%
Jerald Korn	Chief Operating Officer and General Counsel	435,000	40%

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2021.

	OPTION AWARDS							STOCK AWARDS
NAME	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares Or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested ($)
Daniel Menichella, President and Chief Executive Officer (Principal Executive Officer)	150,000		450,000	(2)	—	8.69	10/14/2030	—	—	—	—
	—		90,000	(3)	—	9.81	3/1/2031	—	—	—	—
	—		110,000	(4)	—	6.29	9/1/2031	—	—	—	—
William Duke, Jr, Chief Financial Officer (Principal Accounting Officer)	135,000	(5)	135,000	(5)	—	8.71	11/28/2029	—	—	—	—
	18,750	(6)	31,250	(6)	—	6.00	4/14/2030	—	—	—	—
	12,500	(7)	37,500	(7)	—	8.69	10/14/2030	—	—	—	—
	—	(8)	60,000	(8)	—	9.81	3/1/2031	—	—	—	—
	—		60,000	(9)	—	6.29	9/1/2031	—	—	—	—
Jerald Korn, Chief Operating Officer and General Counsel	101,250		78,750	(10)	—	7.67	7/31/2029	—	—	—	—
	37,500		37,500	(11)	—	6.56	11/15/2029	—	—	—	—
	16,875		28,125	(12)	—	6.00	4/15/2030	—	—	—	—
	11,250		33,750	(13)	—	8.69	10/15/2030	—	—	—	—
	—		60,000	(14)		9.81	3/1/2031
	—		100,000	(15)	—	6.29	9/1/2031	—	—	—	—

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
(3)
The shares underlying this option vest 25% on March 1, 2022, then in 12 equal quarterly installments thereafter.
(4)
The shares underlying this option vest 25% on September 1, 2022, then in 12 equal quarterly installments thereafter.
(5)
The shares underlying this option vest 25% on November 28, 2020, then in 12 equal quarterly installments thereafter.
(6)
The shares underlying this option vest 25% on April 15, 2021, then in 12 equal quarterly installments thereafter.
(7)
The shares underlying this option vest 25% on October 15, 2021, then in 12 equal quarterly installments thereafter.
(8)
The shares underlying this option vest 25% on March 1, 2022, then in 12 equal quarterly installments thereafter.
(9)
The shares underlying this option vest 25% on September 1, 2022, then in 12 equal quarterly installments thereafter.
(10)
The shares underlying this option vest 25% on July 31, 2020, then in 12 equal quarterly installments thereafter.
(11)
The shares underlying this option vest 25% on November 15,2020, then in 12 equal quarterly installments thereafter.

(12)
The shares underlying this option vest 25% on April 15, 2021, then in 12 equal quarterly installments thereafter.
(13)
The shares underlying this option vest 25% on October 15, 2021, then in 12 equal quarterly installments thereafter.
(14)
The shares underlying this option vest 25% on March 1, 2022, then in 12 equal quarterly installments thereafter.
(15)
The shares underlying this option vest 25% on September 1, 2022, then in 12 equal quarterly installments thereafter.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any additional equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2021. We reimburse non-employee members of our board of directors for reasonable travel and out-of-pocket expenses incurred in attending meetings of our board of directors and committees of our board of directors. We also do not, and do not expect to, provide separate compensation to our directors who are also our employees, such as Mr. Menichella, our Chief Executive Officer and President. Mr. Menichella’s compensation as our principal executive officer in 2021 is reported above in the Summary Compensation Table.

Director Compensation Table

NAME	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Michael Bonney (2)	$37,917	$—	$—	$—	$10,204	$48,121
Bonnie Bassler, Ph.D.	43,000	—	79,730	—	—	122,730
Grady Burnett (3)	46,500	—	79,730	—	—	126,230
Theo Melas-Kyriazi	66,833	—	79,730	—	—	146,563
Jean Mixer	47,500	—	79,730	—	—	127,230
Anne Prener, M.D., Ph.D.	39,000	—	79,730	—	—	118,730
Anthony G. Quinn, M.D., Ph.D.	45,000	—	79,730	—	—	124,730
Geoffrey von Maltzahn, Ph.D. (4)	35,000	—	79,730	—	—	114,730

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2021 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions, or ASC 718.
(2)
Mr. Bonney tendered his resignation from the Board of Directors on August 3, 2021. Other compensation to Mr. Bonney included company paid benefits for medical, dental and vision of $10,011, $49 long-term disability insurance premiums, and $144 Massachusetts Paid Family and Medical Leave Act.
(3)
Mr. Burnett tendered his resignation from the Board of Directors on March 13, 2022. In connection with his resignation from the Board of Directors, Mr. Burnett also resigned from all committees of the Board of Directors on which he served, including the Nominating and Corporate Governance Committee and the Audit Committee of the Board.
(4)
Dr. von Maltzahn tendered his resignation from the Board of Directors on March 15, 2022. At the time of his resignation from the Board of Directors, Dr. von Maltzahn did not serve on any committees of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had two equity compensation plans, our 2019 Plan and our 2019 ESPP, each of which was approved by our board of directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,384,368	$7.46	4,772,262
Equity compensation plans not approved by stockholders	—	—	—
Total	7,384,368	$7.46	4,772,262

As described above under "Item 11. Executive Compensation," in connection with our initial public offering, our board of directors and stockholders approved two new equity compensation plans, the 2019 Plan and the 2019 ESPP. The 2019 Plan and 2019 ESPP became effective on February 27, 2019, however the 2019 ESPP has not yet been implemented.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 31, 2022 for:

•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 31, 2022. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.

Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Kaleido Biosciences, Inc., 65 Hayden Avenue, Lexington, MA 02421.

The percentage of beneficial ownership in the table below is based on 42,622,559 shares of common stock deemed to be outstanding as of March 31, 2022.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Shareholders
Flagship Pioneering Funds (1)	19,575,710	45.9%
FMR LCC (2)	6,389,152	15%
Directors, Named Executive Officers and Other Executive Officer
Daniel L. Menichella (3)	337,700	1%
William Duke, Jr. (4)	272,490	1%
Jerald Korn (5)	255,242	1%
Johan van Hylckama Vlieg (6)	172,020	*
Bonnie Bassler, Ph.D. (7)	55,625	*
Theo Melas-Kyriazi (8)	110,687	*
Jean Mixer (9)	80,084	*
Anne Prener, M.D., Ph.D. (10)	35,000	*
Anthony G. Quinn, M.D.,Ph.D. (11)	77,853	*
All executive officers and directors as a group (9 persons)	1,396,701	3%

* Less than one percent.

(1)
Consists of (a) 2,982,639 shares of common stock held by Flagship Ventures Opportunities Fund I, L.P., (b) 6,560,523 shares of common stock held by Nutritional Health Disruptive Innovation Fund, L.P., (c) 2,500,000 shares of common stock held by Flagship VentureLabs V, LLC, (d) 216,451 shares of common stock held by Flagship Ventures Fund 2007, L.P., (e) 1,685,444 shares of common stock held by Flagship Ventures Fund IV, LP, (f) 2,560,096 shares of common stock held by Flagship Ventures Fund V, LP, (g) 639,360 shares of common stock held by Nutritional Health Side Fund, LP, (h) 738,333, shares of common stock held by Nutritional Health LTP Fund, L.P., (i) 42,865 shares of common stock held by Flagship Venture Labs IV LLC, and (g) 1,649,999 shares of common stock held by Cadena LLC as reported on Schedule 13D/A filed on February 10, 2021.
(2)
The information in the table above concerning the number of shares beneficially owned by FMR LLC was obtained from a Schedule 13G/A filed with the SEC by FMR LLC on February 9, 2021.

(3)
Consists of (i) 20,000 shares of common stock held by Mr. Menichella, (ii) 210,000 shares of common stock underlying options exercisable within 60 days of March 31, 2022, and (iii) 70,200 restricted stock units shall vest 100% on April 30, 2022, however, that the grant shall immediately vest as of the date of any change in control of the issuer.
(4)
Consists of (i) 204,375 shares of common stock underlying options exercisable within 60 days of March 31, 2022 and (ii) 44,990 restricted stock units shall vest 100% on April 30, 2022, however, that the grant shall immediately vest as of the date of any change in control of the issuer.
(5)
Consists of (i) 6,563 shares of common stock held by Mr. Korn, (ii) 203,439 shares of common stock underlying options exercisable within 60 days of March 31, 2022, and (iii) 45,240 restricted stock units shall vest 100% on April 30, 2022, however, that the grant shall immediately vest as of the date of any change in control of the issuer.
(6)
Consists of (i) 6,707 shares of common stock held by Mr. van Hylckama Vlieg and (ii) 149,063 shares of common stock underlying options exercisable within 60 days of March 31, 2022.
(7)
Consists of 55,625 shares of common stock underlying options exercisable within 60 days of March 31, 2022.
(8)
Consists of (i) 33,333 shares of common stock held directly by Mr. Melas-Kyriazi and (ii) 77,354 shares of common stock underlying options exercisable within 60 days of March 31, 2022.
(9)
Consists of 80,084 shares of common stock underlying options exercisable within 60 days of March 31, 2022.
(10)
Consists of 35,000 shares of common stock underlying options exercisable within 60 days of March 31, 2022.
(11)
Consists of (i) 31,603 shares of common stock held directly by Dr. Quinn and (ii) 46,250 shares of common stock underlying options exercisable within 60 days of March 31, 2022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2019 through the year ended December 31, 2021, to which we were or will be a party, in which the amount involved in the transaction exceeds, or will exceed, the lesser of $120,000 or one percent of our total assets at December 31, 2021 and December 31, 2020.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

The Company noted that there were no transactions for the twelve months ended December 31, 2021 and 2020.

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

Audit Committee

As of March 31, 2022, our audit committee consists of Theo Melas-Kyriazi, Jean Mixer and Anne Prener and is chaired by Theo Melas-Kyriazi. Our board of directors has determined that each member of the committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each of the committee members has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated each of Theo Melas-Kyriazi and Jean Mixer as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The functions of the audit committee include:

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
•
reviewing quarterly earnings releases.

The audit committee held 5 meetings during 2021. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of March 31, 2022, our compensation committee consists of Jean Mixer, Theo Melas-Kyriazi and Anthony Quinn, M.D., Ph.D., and is chaired by and Anthony Quinn, M.D., Ph.D. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rule. The functions of the compensation committee include:

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

The compensation committee held 5 meetings during 2021. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of March 31, 2022, our nominating and corporate governance committee consists of Bonnie L. Bassler and Anne Prener, M.D., Ph.D and is chaired by Bonnie L. Bassler. The functions of the nominating and corporate governance committee include:

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

The nominating and corporate committee held 1 meeting during 2021. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at https://investors.kaleido.com/corporate-governance/documents-charters. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee had selected Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm for the fiscal year ended December 31, 2021. In addition to retaining Deloitte to audit our consolidated financial statements for fiscal 2021, we engaged the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by Deloitte in connection with services rendered during the last two fiscal years.

	For the Year Ended December 31,
	2021	2020
Audit fees	$526,500	$536,287
Audit-related fees	—	—
Tax fees	—	—
Other fees	1,895	1,895
	$528,395	$538,182

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

In fiscal 2021 and 2020, no services other than those discussed above were provided by Deloitte.

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

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected Deloitte as the Company’s independent registered public accounting firm for 2021. This selection was subsequently approved by the board of directors. The Audit Committee has reviewed and discussed with management and with Deloitte the Company’s audited consolidated financial statements for the year ended December 31, 2021. In addition, the Audit Committee has discussed with Deloitte the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with Deloitte its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements. The Audit Committee has evaluated and concluded the non-audit services provided by Deloitte to the Company do not impair Deloitte’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our board of directors that the audited consolidated financial statements for the year ended December 31, 2021 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-38822) filed on March 3, 2021.

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

10.15

Credit Agreement, dated December 31, 2019, by and among Kaleido Biosciences, Inc., Cadena Bio, Inc., and Hercules Capital (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on January 3, 2020), as amended by that certain First Amendment to Loan and Security Agreement, dated as of April 10, 2020, further amended by Second Amendment to Loan and Security Agreement, dated as of June 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38822) filed on June 18, 2020), and further amended by Third Amendment to Loan and Security Agreement, dated April 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38822), filed on May 4, 2021.

10.16*	Fourth Amendment to Loan and Security Agreement, dated March 25, 2022.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38822) filed on March 3, 2021.

23.1 *	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15(d)-14(1) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15(d)-14(1) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Daniel L. Menichella
Chief Executive Officer, President and Director

We, the undersigned directors and officers of Kaleido Biosciences, Inc., hereby severally constitute and appoint Daniel L. Menichella and William Duke, Jr., and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel L. Menichella Daniel L. Menichella	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2022

/s/ William Duke, Jr. William Duke, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Chair	March 31, 2022

/s/ Bonnie Bassler Bonnie Bassler, Ph.D.	Director	March 31, 2022

/s/ Jean Mixer Jean Mixer	Director	March 31, 2022

/s/ Anthony G. Quinn Anthony G. Quinn, M.D., Ph.D.	Director	March 31, 2022

/s/ Anne Prener Anne Prener, M.D., Ph.D.	Director	March 31, 2022